Form 10-K
period 2024-12-31
Ribbon Acquisition Corp.
filed 2025-04-01
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-42474

Ribbon Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Central Park Tower LaTour Shinjuku Room 3001
6-15-1 Nishi Shinjuku, Shinjuku-ku Tokyo 160-0023
Japan

(Address of principal executive offices and zip code)

+81 9085083462

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.0001 per share and one Right	RIBBU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	RIBB	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-seventh (1/7) of one Class A Ordinary Share	RIBBR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of March 31, 2025, there were 6,470,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

Ribbon Acquisition Corporation

i

CERTAIN TERMS

References to the “Company,” “our Company,” “Ribbon,” “our,” “us,” or “we” refer to Ribbon Acquisition Corporation, a blank check company incorporated on July 17, 2024, as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “target business.” References to our “Sponsor” refer to Ribbon Investment Company Ltd, a Cayman Islands exempted company, an affiliate of our Chairman and our Chief Executive Officer. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “IPO” refer to our initial public offering, which closed on January 16, 2025 (the “Closing Date”). References to “Public Shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our Public Shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business Overview.

We are a Cayman Islands company incorporated on July 17, 2024, as an exempted company with limited liability. We chose to incorporate in the Cayman Islands due to (i) its tax-neutrality, which allows international transactions to be structured efficiently without an additional layer of tax and (ii) simplicity of establishment and flexibility of administration, including easy migration to another jurisdiction, the existence of statutory procedures for merger or consolidation, and no takeover code or bespoke public company filing requirements.

We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Certain of our executive officers and independent directors are based in Hong Kong, and our executive officers have experience investing in and building businesses in the Asia Pacific region and have a deep understanding of the region’s business environment, regulations, regulatory bodies and culture. Due to (i) the risks of doing business in Greater China, and (ii) certain of our officers and directors being located in or having ties to Greater China (which includes, solely for the purpose of this 10-K Hong Kong, Taiwan and Macau), we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based special purpose acquisition company, which may therefore limit the pool of suitable acquisition candidates and make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based. We will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in Greater China.

We may retain all of our available funds and any future earnings following a business combination to fund the development and growth of our business. As a result, we may not expect to pay any cash dividends in the foreseeable future.

We believe our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our professional contacts and transaction sources, ranging from industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management believes that its collective ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Initial Public Offering and Private Placement

In August 2024, the Company issued 1,437,500 Class B ordinary shares, $0.0001 per share to the Sponsor, the initial shares, for an aggregated consideration of $25,000. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof on a one-for-one basis, subject to the adjustments described in our Registration Statement. In addition, 187,500 of such initial shares were forfeited as the underwriters’ over-allotment option in the initial public offering was not exercised.

On January 16, 2025, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-seventh (1/7th) of one Class A ordinary share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 220,000 Units (the “Placement Units”), each Placement Unit consisting of one Class A ordinary share and one right to receive one-seventh (1/7th) of one Class A ordinary share, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,200,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $50,000,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Odyssey Trust Company, acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On March 7, 2025, holders of the Company’s units could elect to separately trade the ordinary shares and rights included in its units. The ordinary shares and rights are expected to trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “RIBB” and “RIBBR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “RIBBU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Odyssey Trust Company, in order to separate the holders’ Units into ordinary shares and rights.

COMPETITIVE ADVANTAGES

Seasoned management team with proven track record

Our management team is led by Mr. Angshuman (Bubai) Ghosh, our chairman and chief executive officer, who has almost three decades of combined experience in cross-border mergers and acquisitions, capital raising, deal-making and investment. Our mission is to maximize shareholder value by identifying an acquisition target with significant growth prospects. The breadth and depth of our management team’s experience empower us to adeptly identify, thoroughly assess, and strategically structure transactions to the advantage of all shareholders. Additionally, we are positioned to source deals through our sponsor or their affiliates, enhancing our capacity to realize our strategic objectives.

Leveraging the extensive experience of our management team, which comprises executives of different companies across multiple sectors and industries, we have a distinct advantage in sourcing, evaluating and consummating an attractive transaction. We believe that our management’s track record of identifying and sourcing business combination targets positions us well to appropriately evaluate potential candidates and select the one that will be well received by the public markets

Differentiated access to deal sourcing and leading industry relationships

Our target identification and selection process will leverage the broad and deep relationship network of our management team, sponsor and other strategic and operating partners across corporate executives, founders, venture capitalists and private equity firms. We believe that, through their broad range of industry contacts and deep industry insights, we are well-positioned to identify and access a differentiated pipeline of high-quality business combination opportunities. We expect these sourcing capabilities will be further bolstered by our reputation and deep industry relationships.

Strong understanding of the public and private markets

We believe that the significant experience of our management team in biotechnology, capital markets and M&A transactions will greatly assist us in consummating transactions at attractive valuations. Our ability to assess potential target companies at a high diligence standard increases the likelihood that a company is suitable for public listing, together with our experienced judgement on how well a target company will trade in the public markets, will be essential to our selection process and ability to create shareholder value.

Robust execution and structuring capabilities

Our combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

BUSINESS STRATEGIES

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial and consulting services, fintech and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of combined experience in cross-border mergers and acquisitions, capital raising, deal-making and investment. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the geographic location of targets we can pursue. In particular, we intend to focus our search for an initial business combination on private companies that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. We will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in Greater China.

ACQUISITION CRITERIA

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Established businesses with long-term financial visibility. We will seek to acquire a target that has already generated, or has the near-term potential to generate, strong and stable cash flow, with predictable and recurring revenue streams.

●	Defensible market position. We intend to seek target businesses with strong positions in an industry where they have disruptive or leading competitive technology, distinctive brand equity and/or product competencies.

●	Growth opportunities through capital investment. We intend to seek candidates who may be at a point of achieving high growth and require additional expertise or capital to help drive their further expansion.

●	Talented and incentivized management team with a proven track record. We will focus on candidates with a strong and experienced management team that has a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with a management team that is well-incentivized and aligned in interest to create enduring shareholder value, with the ambition to take advantage of the improved liquidity and additional capital that can come from a successful U.S. public listing. We expect that the operating and financial abilities of our management and board will help potential target companies to unlock opportunities for future growth and enhanced profitability.

●	Benefit from being a public company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile associated with being a public company. We expect that the access to the public capital markets could allow such a target business to accelerate its growth, thereby enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

●

Benefit uniquely from our capabilities. We will seek to acquire a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the target.

●	Attractive risk-adjusted returns. We intend to acquire a target that we believe can offer attractive risk-adjusted returns on the investments of our shareholders.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission, or the SEC.

Permission Required from the Chinese Authorities for a Business Combination

As a Cayman Islands exempted company with no operations in China and a sponsor that is a Cayman Islands limited liability company, we are currently not required to obtain permission from any of the PRC authorities to operate and issue our securities to non-PRC investors. However, we cannot guarantee whether permission will be required from the PRC authorities in the course of our initial business combination process.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006 and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which will take effect on March 31, 2023. The Trial Administrative Measures further stipulate the rules and requirements for overseas offering and listing conducted by PRC domestic companies. After the Trial Administrative Measures take effect, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, the target company and/or combined company may be required to go through the filing procedure to satisfy the filing requirements. We cannot assure you that we will be able to complete such process on time, which could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company.

While the application of the M&A Rules remains unclear and the interpretation and implementation of the Opinions and the Trial Administrative Measures also remain unclear at this stage, based on our understanding of the current PRC laws and regulations in effect at the time of this Annual Report, no prior permission is required under the M&A Rules, the Opinions, or the Trial Administrative Measure from any PRC governmental authorities (including the CSRC) for consummating this offering by our company. However, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as us, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or new interpretation of current rules to require us to obtain CSRC or other PRC governmental approvals for this offering or for the business combination if we decide to consummate the business combination with a target business based in and primarily operating in China.

We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we do not believe we are required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted or to conduct this offering and offer securities to foreign investors. As of the date of this Annual Report, we and our directors and officers have not applied for or received any permission or approvals for this offering or for our search for an initial business combination target company post offering. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this offering and a potential business combination with a target business based in and primarily operating in China. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or any other governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. If it is determined in the future that the approval of the CSRC, The Cyberspace Administration of China (the “CAC”) or any other regulatory authority is required for this offering, we or our post-business combination company may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from this offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of our units. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for this offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We will have until 12 months from the closing of this offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. If we are unable to consummate our initial business combination within the 12-month period or such period that may be extended, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital, funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Our Investment Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience. Due to the relationships among our sponsor, management team and their respective affiliates, we believe that we will have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands laws, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest”.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following this offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Financial Position

With funds available for a business combination initially in the amount of $50,000,000 assuming no redemptions before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our offering. We intend to effectuate our initial business combination using cash from the proceeds of our offering and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of this offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the business combination transaction, the following material items:

○	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of Company security holders who sold to the Company’s sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s sponsor, directors, officers, advisors or their affiliates; and

○	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share (subject to increase of up to an additional $0.10 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this prospectus). Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their initial shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any initial shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own 22.72% of our issued and outstanding ordinary shares (including private placement shares) entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their initial shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in this offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us and waived their right to have any initial shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires initial shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in this offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 12 months from the closing of this offering.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only 12 months from the closing of this offering to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the 12-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their initial shares if we fail to complete our initial business combination within 12 months from the closing of this offering .. However, if our sponsor acquires public shares after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12-month time period ..

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of this offering or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of this offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (subject to increase of up to an additional $0.10 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this prospectus). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00 per public share. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the redemption price will not be substantially less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $50,000,000 from the proceeds of this offering and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $10.00, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $10.00, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 12 months from the closing of this offering , subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their initial shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months from the closing of this offering , then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there are any. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive office at Central Park Tower LaTour Shinjuku Room 3001 6-15-1 Nishi Shinjuku, Shinjuku-ku Tokyo 160-0023, Japan.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Ordinary Shares, and Rights are each traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “RIBBU,” “RIBB,” and “RIBBR,” respectively.

Holders

As of March 28, 2025, we had one holders of record of our Units, one holders of record of our separately traded Ordinary Shares, and one holder of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future, except if we increase the size of the offering, in which case we will effect a capitalization or share surrender or redemption or other appropriate mechanism immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor prior to this offering at 19% of our issued and outstanding ordinary shares upon the consummation of this offering (excluding the private placement shares) or approximately 23.0% (including the private placement shares). Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In August 2024, our Sponsor paid $25,000 in exchange for 1,437,500 initial shares, $0.0001 per share. In addition, 187,500 of such Initial shares were forfeited as the underwriters’ over-allotment option in the Issuer’s initial public offering was not exercised.

On January 16, 2025, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-seventh (1/7) of one Class A ordinary share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 220,000 Units (the “Placement Units”), each Placement Unit consisting of one Class A ordinary share and one right to receive one-seventh (1/7th) of one Class A ordinary share, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,200,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $50,000,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Odyssey Trust Company, acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On March 7, 2025, the holders of the Company’s units could elect to separately trade the ordinary shares and rights included in its units. The ordinary shares and rights are expected to trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “RIBB” and “RIBBR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “RIBBU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Odyssey Trust Company, in order to separate the holders’ Units into ordinary shares and rights.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Ribbon Acquisition Corporation The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 17, 2024 (inception) through December 31, 2024, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had net loss of $10,305, which consisted of formation cost of $10,305.

Liquidity and Capital Resources

On January 16, 2025, we consummated our IPO of 5,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 220,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,220,000.

Upon the closing of the IPO and the private placement on January 16, 2025, a total of $50,000,000 was placed in a trust account (the “Trust Account”) maintained by Odyssey Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2024, we had nil in cash and a working capital of $493,967. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Initial shares and the loan under an unsecured promissory note from the Sponsor of $300,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The Company will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

Our sponsor has agreed, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services. No administrative service expense had been paid for the period from July 17, 2024 (inception) through September 30, 2024.

Underwriting Agreement

The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Proposed Public Offering, or $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 4% of the gross proceeds of the Proposed Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of this offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Angshuman (Bubai) Ghosh	48	Chairperson of the Board of Directors and Chief Executive Officer
Zhiyang (Anna ) Zhou	37	Chief Financial Officer
James Zhao-Hui Zhang	58	Independent Director
Kani Chen	58	Independent Director
Jon Nathan Miller	53	Independent Director

Angshuman (Bubai) Ghosh. Mr. Ghosh is our chief executive officer and a director. He has over 27 years of experience in financial and consulting services and more than 19 years of experience in international business coordination, responsible for operations management, IT integration project management and HR management. Previously, Mr. Ghosh worked as at Goldman Sachs (Japan) Ltd from 1997 to 2003 and Lehman brothers Japan INC from 2003 to 2005. He founded KG Partners Ltd in 2017 and is presently its Chairman. Mr. Ghosh holds a bachelor of arts from the International Christian University, Tokyo, Japan.

We believe that Mr. Ghosh’s extensive experience in financial services and international business coordination makes him suitable for being a member of our board.

Zhiyang (Anna) Zhou. Ms. Zhou is our chief financial officer. She has over a decade of experience in the financial services industry, including working on initial public offerings and listings. Ms. Zhou previously worked at China Orient Asset Management (Intl) Hldg Ltd., BOCOM(International) and Anbang Asset Management. From 2017 to 2021, she worked as a research analyst at Great Wall Asset Management and Mighty Divine Asset Management. From 2021 to 2024, Ms. Zhou was the chief financial officer of the Chenghe Group Ltd, where she also worked on asset management and financial advisory services, and was previously acted as chief financial officer, chief executive officer and director of three SPACs that listed on a US stock exchange - Chenghe Acquisition Co. (NASDAQ: CHEA), Chenghe Acquisition I Co (NASDAQ: LTAG) and Chenghe Acquisition II Co (NASDAQ: CHEB). Ms. Zhou holds a bachelor of mathematics and computer science from Universite Rene Descartes and an M.SC degree in mathematics and statistics in finance from the Hong Kong University of Science and Technology.

James Zhao-Hui Zhang. Mr. Zhang is our independent director appointee. Mr. Zhang has nearly three decades of experience in the biotechnology, venture capital and financial services industry. Mr. Zhang was a cofounder of Mendel Biotechnology and Formation 8 and was previously a venture partner at Softbank China Venture Capital and GRC Fund. From 2021 to 2024, Mr. Zhang was the chief investment officer at Great Eagle Holdings Limited and is currently their advisor to the chairman. Mr. Zhang was also previously a director on the boards of Chenghe Acquisition I Co (NASDAQ: LTAG) and Chenghe Acquisition II Co (NASDAQ: CHEB). Since 2020, Mr. Zhang has been a partner in the San Francisco and Hong Kong-based VU Venture Partners. Mr. Zhang has served as an adjunct associate professor of finance at the Business School since 2019 and as an associate professor of science practice at the School of Science since 2022 at Hong Kong University of Science and Technology. Mr. Zhang earned his PhD from the University of California, Davis, and completed postdoctoral training at Stanford University.

We believe that Mr. Zhang’s extensive experience in venture capital and finance makes him an excellent addition to our board.

Kani Chen. Mr. Chen is our independent director appointee. For nearly three decades, Dr. Chen has held various academic positions at the prestigious Hong Kong University of Science and Technology. From 2017 to 2020, Dr. Chen served as co-director, Program of Risk Management and Business Intelligence at the Hong Kong University of Science and Technology. From 2019 to 2021, he was the co-director, MSc Program of Financial Technology. Since 2017, he has been the director, MSc Program of Financial Mathematics and since 2018, he has also been the director of the CryptoFinTech Lab. Dr. Chen has co-authored over 60 papers on statistics and is currently leading several research projects. Dr. Chen has a bachelor of science and master of science degree from Beijing University and a PhD from Columbia University.

We believe that Dr. Chen’s extensive knowledge in fintech, statistics and business intelligence make him an ideal fit for our board.

Jon Nathan Miller. Mr. Miller is our independent director appointee. Mr. Miller has over twenty years’ experience in management consulting. He was the co-founder and CEO of Gemba Research from 1998 to 2011. He was also a director and CEO of Kaizen Global institute from 2011 to 2015, co-founder and partner of Gemba Academy LLC from 2009 to 2022 and managing director of Gemba Academy Consulting Group from 2017 to 2020. Mr. Miller is currently the vice president and head of content development at Gemba Academy, Inc. a FORUM Media Group company. Mr. Miller holds a BA in linguistics from McGill University.

We believe that Mr. Miller’s extensive experience in management consulting, including helping companies establish organic growth strategies, acquisitions & divestments, intellectual property licensing, publishing and long-term risk management will be valuable for our board

Advisors

Anchita Karmakar. Dr. Karmakar is the head of our advisory committee. By training, she is a rural generalist with over 15 years of experience in various clinical roles. From 2020 to 2022, she was a director at PainWise Australia and the chief executive officer of Australian Health Practitioners Advisory Solutions. Currently, she works as the medicolegal director at Australian Health Practitioners Advisory Solutions, the medicolegal liaison officer at WorkLegal Pty Ltd, a senior medical officer at Queensland Health and the rural generalist senior medical officer at West Moreton Health Services. Dr. Karmakar has a bachelor of biomedical science degree, a bachelor of surgery degree and bachelor of medicine degree from Bond University, Queensland and a J.D from University of Southern Queensland.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, which consists of Kani Chen, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of James Zhao-Hui Zhang and Jon Nathan Miller will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Angshuman (Bubai) Ghosh, will expire at the third annual general meeting.

Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% of such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or by way of unanimous written resolution. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Amended and restated memorandum and articles of association as it deems appropriate. Our Amended and Restated Memorandum and Articles provide that our officers may consist of one or more Chairman of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other officers as may be determined by the board of directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of James (Zhao Hui) Zhang, Kani Chen and Jon Miller are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

We have established three committees under the board of directors: an audit committee, a compensation committee and a corporate governance and nominating committee and have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are James (Zhao Hui) Zhang, Kani Chen and Jon Miller. Mr. Zhang serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Chris Constable qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Zhang qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Corporate governance and nominating committee

We have established a corporate governance and nominating committee of the board of directors, which consists of James Zhao-Hui Zhang, Kani Chen and Jon Miller, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Mr. Miller is the Chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders at the annual meeting of shareholders, if any (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are James (Zhao Hui) Zhang, Kani Chen and Jon Miller. Mr. Miller serves as chairman of the compensation committee. We have adopted compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our directors and officers may continue to be involved in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors, and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The initial shares beneficially owned by our officers and directors will be released from trust only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their initial shares or private units. Furthermore, our Sponsor, Ribbon Investment Company Ltd, agreed that the private units will not be sold or transferred by it until we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to affect our initial business combination.

In general, officers and directors of a company incorporated under the laws of the Cayman Islands are required to present business opportunities to a company if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association provides that, to the maximum extent permitted by applicable law, our officers or directors shall have no duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as our company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he has pre-existing fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Individual(1)	Entity	Entity’s Business	Affiliation(2)
Angshuman (Bubai) Ghosh	Ribbon Investment Company Ltd. KG Partners Ltd	Investment Financial services	Director Founder and Director

Zhiyang (Anna) Zhou	After Next Capital Management Limited P&A Limited Chenghe Acquisition I Co.	Financial services Financial services SPAC	Founder and Director Founder and Director Director

James (Zhao Hui) Zhang	Chenghe Acquisition I Co. Chenghe Acquisitoin II Co. Great Eagle Holdings Limited VU Venture Partners	SPAC SPAC Real Estate Financial Services	Director Director Advisor to Partner Partner

Jon Miller	Gemba Academy	Education	Executive VP and Head of Content Development

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

(2)	Our directors and officers owe fiduciary duties to each of the entities that they are affiliated with in accordance with the fiduciary duties owed by persons in such capacity to the entity.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Initial shares held by them (and their permitted transferees will agree) and any Public Shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 6,470,000 Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Beneficial Ownership
Ribbon Investment Company Ltd (our Sponsor)(2)	1,470,000	22.72%
Angshuman (Bubai) Ghosh(3)	-	-%
Zhiyang (Anna) Zhou(3)	-	-%
James Zhang(3)	-	-
Kani Chen(3)	-	-
Jon Nathan Miller(3)	-	-
All current directors and executive officers as a group (5 persons) (3)	-	22.72%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Ribbon Acquisition Corp, Central Park Tower LaTour Shinjuku Room 3001 6-15-1 Nishi Shinjuku, Shinjuku-ku Tokyo 160-0023 Japan.
(2)	Represents shares held of record by our sponsor. Our sponsor is governed by its sole managing member, Ribbon Ventures Ltd. As such, Ribbon Ventures Ltd has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. The address for our sponsor is 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9009, Cayman Islands.
(3)	Such individual does not beneficially own any of our ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2024, the Company issued 1,437,500 Class B ordinary shares, $0.0001 per share to the Sponsor, the initial shares, for an aggregated consideration of $25,000. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof on a one-for-one basis, subject to the adjustments described in our Registration Statement. In addition, 187,500 of such initial shares were forfeited as the underwriters’ over-allotment option in the initial public offering was not exercised.

On January 16, 2025, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-seventh (1/7th) of one Class A ordinary share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 220,000 Units (the “Placement Units”), each Placement Unit consisting of one Class A ordinary share and one right to receive one-seventh (1/7th) of one Class A ordinary share, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,200,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $50,000,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Odyssey Trust Company, acting as trustee.

On March 7, 2025, holders of the Company’s units could elect to separately trade the ordinary shares and rights included in its units. The ordinary shares and rights are expected to trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “RIBB” and “RIBBR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “RIBBU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Odyssey Trust Company, in order to separate the holders’ Units into ordinary shares and rights.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We has agreed to pay our Sponsor a total of $10,000 per month for office space, administrative and support services to such affiliate, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 12 months, an affiliate of our sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. If we are unable to consummate our initial business combination within the 12-month period or such period that may be extended, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the initial shares, representative shares, private placement units, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we have adopted prior to the consummation of this offering is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 12 months , for office space, utilities and secretarial and administrative support; and

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of James (Zhao Hui) Zhang, Kani Chen and Jon Miller is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Audit Alliance LLP or “AAL”, acts as our independent registered public accounting firm. The following is a summary of fees paid to Audit Alliance LLP for services rendered.

Audit Fees. During the period from July 17, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $121,350 for the services AAL performed in connection with our Initial Public Offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from July 17, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $10,000 for services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from July 17, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from July 17, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated January 14, 2025, by and between the Company and A.G.P./Alliance Global Partners, as representative of the underwriters named therein
3.1*	Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2**	Specimen Ordinary Shares Certificate
4.3**	Specimen Rights Certificate
4.4*	Rights Agreement by and between Odyssey Trust Company and the Registrant
5.1***	Opinion of Sichenzia Ross Ference Carmel LLP
5.2***	Opinion of Ogier
10.1*	Letter Agreement among the Registrant and the Sponsor, Officers, and Directors
10.2*	Investment Management Trust Agreement by and between Odyssey Trust Company and the Registrant
10.3*	Registration Rights Agreement by and between the Registrant and Insiders
10.4*	Form of Private Units Purchase Agreement between the Registrant and the Sponsor
10.5*	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company
10.6*	Administrative Services Agreement
10.7**	Securities Subscription Agreement, as amended, between the Registrant and Ribbon Investment Company Ltd
10.8**	Amended and Restated Promissory Note, dated August 13, 2024, issued to the Sponsor
14.1****	Code of Ethics
23.1****	Consent of Audit Alliance LLP
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS****	Inline XBRL Instance Document.
101.SCH****	Inline XBRL Taxonomy Extension Schema Document.
101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104****	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 14, 2025.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on August 28, 2024.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on January 8, 2025.
****	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ribbon Acquisition Corporation

By:	/s/ Angshuman (Bubai) Ghosh
Name:	Mr. Angshuman (Bubai) Ghosh
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Ribbon Acquisition Corporation

By:	/s/ Zhiyang (Anna) Zhou
Name:	Zhiyang (Anna) Zhou
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angshuman (Bubai) Ghosh	Chief Executive Officer and Chairman	March 31, 2025
Mr. Angshuman (Bubai) Ghosh	(Principal Executive Officer)

/s/ Zhiyang (Anna) Zhou	Chief Financial Officer	March 31, 2025
Zhiyang (Anna) Zhou	(Principal Accounting and Financial Officer)

RIBBON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ribbon Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ribbon Acquisition Corp. (the “Company”) as of December 31, 2024, and the related statements of operations, shareholder’s equity, and cash flows for the period from July 17, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from July 17, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no cash and a working capital deficit of $493,967 (excluding deferred offering costs) and the accumulated deficit of $10,305 as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2024.

Singapore

March 31, 2025

RIBBON ACQUISITION CORP.
BALANCE SHEET

AS OF DECEMBER 31, 2024

Asset
Non current asset
Deferred offering costs	$508,662
Total Asset	$508,662

Liabilities
Accrued expense	229,025
Promissory note - related party	264,942
Total current liabilities	493,967

Commitment and contingencies (Note 6)

Shareholder’s Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,250,000 shares issued and outstanding (1)	125
Additional paid-in capital	24,875
Accumulated deficit	(10,305)
Total shareholder’s equity	14,695
Total liabilities and shareholder’s equity	$508,662

(1)	On January 16, 2025 the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender.(See Note 5)

The accompanying notes are an integral part of the financial statements.

RIBBON ACQUISITION CORP.
STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 17, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Formation costs	$10,305
Net loss	(10,305)
Basic and diluted weighted average shares outstanding	1,250,000
Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of the financial statements.

RIBBON ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JULY 17, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of July 17, 2024 (Inception)	-	-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	1,250,000	125	24,875	-	25,000
Net loss	-	-	-	-	-	(10,305)	(10,305)
Balance as of December 31, 2024	-	-	1,250,000	$125	$24,875	$(10,305)	$14,695

(1)	On January 16, 2025 the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender.(See Note 5)

The accompanying notes are an integral part of the financial statements.

RIBBON ACQUISITION CORP.
STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 17, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash flows from operating activities:
Net loss	$(10,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor under promissory notes- related party	10,305
Net cash provided by operating activities	$-
Net change in cash	-
Cash at the beginning of the period	-
Cash at the end of the period	$-

Supplemental disclosure of non-cash financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offerings costs and expenses	$229,025
Deferred offering costs paid by Sponsor under the promissory note-related party	$279,637

The accompanying notes are an integral part of the financial statements.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Ribbon Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on July 17, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 17, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Ribbon Investment Company Ltd, a Cayman Islands exempted company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a Initial Public Offering(“IPO”) of 5,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”) and a private placement to the initial shareholder (the “Private Placement,” see Note 4). Each Unit consists of one Class A ordinary share and one right to receive one-seventh of one share of ordinary share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The registration statement for the Company’s IPO was declared effective on January 14, 2025. On January 16, 2025 2024, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-seventh of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement of 220,000 units (the “Initial Private Placement Units”) to the Sponsor at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,200,000.

Transaction costs amounted to $1,512,780 consisting of $1,000,000 underwriting commissions which were paid in cash at the closing date of the IPO, and $512,780 of other offering costs. At the closing date of the IPO, cash of $710,916 was held outside of the Trust Account and is available for the payment of accrued offering costs and for working capital purposes.

The Company must complete one or more Business Combinations having a fair market value of at least 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, management has agreed that an aggregate of $10.00 per Unit sold in the Initial Public Offering will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in United States government treasuries, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or the Company’s liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which the Company complete a business combination to the extent not used to pay converting shareholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance the operations of the target business.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. The amount in the Trust Account is initially anticipated to be $10.0 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Class A ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 12 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company’s initial shareholders have agreed to waive their rights to share in any distribution from the trust account with respect to their initial shares upon our winding up, liquidation and subsequent dissolution.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

Going Concern Consideration

The Company had no cash and a working capital deficit of $493,967 (excluding deferred offering costs) and the accumulated deficit of $10,305 as of December 31, 2024. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued. Management plans to address this uncertainty through a Initial Public Offering as discussed in Note 3. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. Prior to the close of the Initial Public Offering, the Sponsor agreed to loan the Company up to an aggregate amount of up to $300,000 as discussed in Note 5 to be used, in part, for transaction costs incurred in connection with the Initial Public Offering. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the Initial Public Offering or a Business Combination to continue as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist principally of professional and registration fees. The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A — “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs directly attributable to the issuance of an equity contract to be classified in equity will be recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities will be expensed immediately. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to equity. As of December 31, 2024, the Company has incurred $508,662 of deferred offering costs. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A ordinary shares subject to possible redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,000,000 Class A ordinary shares (or 5,750,000 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full) sold as part of the units in the Initial Public Offering will be issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On January 16, 2025, the Company consummated its IPO of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments. As of the issuance of this annual report, the option was expired and no over-allotments was exercised.

Each unit has an offering price of $10.00 and consists of one ordinary share (“Public Share”) and one right (“Public Right”) to receive one-seventh (1/7) of an ordinary share upon the consummation of the initial business combination.

Note 4 - Private Placement

Simultaneously with the closing of the IPO on January 16, 2025, the Sponsor, together with such other members, if any of the Company’s executive management, directors, advisors or third-party investors as determined by the Sponsor in its sole direction, purchased an aggregate of 220,000 Placement Units at a price of $10.00 per Placement Unit raising $2,200,000 in the aggregate.

Each private units (“Private Units”) will be identical to the units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination. There will be no underwriting fees or commissions due with respect to the Private Placement.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

Initial Shares

On July 31, 2024, the Sponsor acquired 1,437,500 Class B ordinary shares (“Initial Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. There were 1,437,500 Initial Shares issued and outstanding, among which, up to 187,500 Initial Shares are subject to forfeiture if the underwriters’ over-allotment is not exercised. On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares (up to 187,500 shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised). All shares and associated amounts have been retroactively restated to reflect the surrender.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Initial Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Initial Shares (the “lock-up”). Notwithstanding the foregoing, if (1) the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination or (2) if the Company complete a transaction after the initial Business Combination which results in all of the shareholders having the right to exchange their shares for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then Insider Shares or the Private Units (or any shares of Common Stock thereunder) shall be permitted to participate.

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) March 31, 2025 or ii) the closing of the Initial Public Offering. These loans will be repaid upon the closing of the Initial Public Offering. As of December 31, 2024, $264,942 was borrowed by the Company under the promissory note. Shortly after completion of the IPO, such amount was fully repaid.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $300,000 of such working capital loans (“Working Capital Loans”) made by the Sponsor, prior to or in connection with its initial Business Combination may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor.

As of the issuance date of these financial statements, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

Registration Rights

The holders of initial shares issued and outstanding on the date of this prospectus, as well as the holders of the private units (and underlying securities) and any securities issued to initial shareholders, officers, directors or their affiliates in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the private units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 750,000 Units to cover over-allotments, if any.

The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 4% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the Initial Public Offering.

Note 7 - Shareholder’s Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2024, the Company issued 1,437,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.017 per share. The Initial Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of the issuance of this annual report, the over-allotment option was expired and no over-allotment was exercised.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 - Shareholder’s Equity (Continued)

The Initial Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private units issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of initial shares will never occur on a less than one-for-one basis.

Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of the holders of at least two-thirds of the ordinary shares who attend and vote at a general meeting of the Company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

Note 8 - Subsequent Events

On January 16, 2025, the Company consummated its IPO of 5,000,000 units (the “Public Units”). Each Public Unit consists of one Class A ordinary share of the Company, par value US$0.0001 per share (“Ordinary Share”) and one right to receive one-seventh (1/7) of one Ordinary Share upon the consummation of an initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments. As of the issuance of this annual report, the option was expired, and no over-allotments was exercised.

Simultaneously with the closing of the IPO on January 16, 2025, the Company consummated the Private Placement with Ribbon Investment Company Ltd, its Sponsor, of 220,000 Private Units at a price of $10.00 per Private Unit, generating total gross proceeds of $2,200,000.

On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares (up to 187,500 shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised).

A total of $50,000,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders, with Odyssey Trust Company acting as trustee.

On March 13, 2025, the Company announced that holders of the Company’s units may elect to separately trade the ordinary shares and rights included in its units, with such trading having commenced on March 7, 2025.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, except for the events mentioned, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.