Form 10-Q
period 2025-03-31
Ribbon Acquisition Corp.
filed 2025-05-15
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-42474

Ribbon Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Central Park Tower LaTour Shinjuku Room 3001
6-15-1 Nishi Shinjuku, Shinjuku-ku Tokyo 160-0023
Japan

(Address of principal executive offices)

Tel: +81 9085083462

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2025, there were 6,470,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

Ribbon Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

RIBBON ACQUISITION CORP.

CONDENSED BALANCE SHEET AS OF MARCH 31, 2025

(UNAUDITED) AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$536,022	$-
Deferred offering costs	-	508,662
Prepaid expense	59,000	-
Total Current Assets	595,022	508,662

Cash and marketable securities held in the trust	50,421,265	-

Total Assets	$51,016,287	$508,662

Liabilities
Current liabilities
Accrued expenses	$78,508	$229,025
Promissory note - related party	-	264,942
Total current liabilities	78,508	493,967

Deferred Underwriting Commission	2,000,000	-

Total liabilities	2,078,508	493,967

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized,5,000,000 shares subject to possible redemption as of March 31, 2025	45,140,689	-

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 220,000 issued and outstanding (excluding 5,000,000 shares subject to redemption) as of March 31, 2025 and none issued and outstanding as of December 31, 2024	22	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,250,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	125	125
Additional paid-in capital	3,571,392	24,875
Retained earnings/(accumulated deficit)	225,551	(10,305)
Total shareholders’ equity	3,797,090	14,695
Total liabilities and shareholders’ equity	$51,016,287	$508,662

(1)

On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED 31, 2025

For the Three Months Ended March 31, 2025
(Unaudited)
Administrative fee	$185,401
Total operating expenses	185,401

Loss from Operations	(185,401)

Income earned on marketable securities held in Trust Account	421,257

Net income	235,856

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	4,111,111
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.12
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,470,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.19)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings/ (accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2024	-	-	1,250,000	125	24,875	(10,305)	14,695
Sale of private placement units	220,000	22	-	-	2,199,978	-	2,200,000
Issuance of public rights, net of issuance costs	-	-	-	-	2,614,906	-	2,614,906
Net income	-	-	-	-	-	235,856	235,856
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,268,367)	-	(1,268,367)
Balance as of March 31, 2025	220,000	$22	$1,250,000	$125	$3,571,392	$225,551	$3,797,090

(1)

On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDTIED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

For the Three Months Ended March 31, 2025
(Unaudited)
Net cash used in operating activities	(174,894)

Cash Flows from Investing Activity
Purchase of marketable securities held in Trust Account	(50,000,000)
Net cash used in investing activity	(50,000,000)

Cash Flows from Financing Activities
Repayment of promissory note to related party	(274,941)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	49,000,000
Proceeds from ordinary shares issued in private placement	2,200,000
Payment of offering costs	(214,143)
Net cash provided by financing activities	50,710,916

Net change in cash	536,022
Cash at the beginning of the period	-
Cash at the end of the period	$536,022

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offerings costs and expenses	$9,000
Deferred offering costs paid by Sponsor under the promissory note-related party	$10,000
Accretion of ordinary shares subject to redemption value	$1,268,367
Issuance of public rights, net of issuance costs	$2,614,906

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Ribbon Investment Company Ltd, a Cayman Islands exempted company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through an Initial Public Offering(“IPO”) of 5,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”) and a private placement to the initial shareholder (the “Private Placement,” see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The registration statement for the Company’s IPO was declared effective on January 14, 2025. On January 16, 2025, the Company consummated its IPO of 5,000,000 Units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-seventh of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000.

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

Upon the closing of the Initial Public Offering, management has agreed that an aggregate of $10.00 per Unit sold in the Initial Public Offering will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in United States government treasuries, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or the Company’s liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which the Company completes a business combination to the extent not used to pay converting shareholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance the operations of the target business.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), which should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus for its IPO as filed with the SEC on January 16, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash or cash equivalents were $536,022 and nil as of March 31, 2025 and December 31, 2024, respectively.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, the Company had $50,421,265 and nil, respectively, in cash held in the Trust Account.

Offering Costs Associated with the IPO

Offering costs consist principally of professional and registration fees. As of January 16, 2025, offering costs totaled $3,512,780. This amount consisted of $1,000,000 underwriting commissions which were paid in cash at the closing date of the IPO, $2,000,000 of deferred underwriting commissions (payable only upon completion of a Business Combination) and $512,780 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A — “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,315,186 was allocated to public shares and was charged to temporary equity, and of $ $197,594 was allocated to public rights, and was charged to shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

For the Three Months Ended March 31, 2025
Net income	$235,856
Less: Accretion of redeemable ordinary shares subject to redemption value	(1,268,367)
Net loss including accretion of redeemable ordinary shares to redemption value	(1,032,511)

The net income (loss) per share presented in the statement of operations is based on the following:

	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(760,560)	$(271,951)
Accretion of initial measurement of ordinary shares subject to redemption value	1,268,367	-
Allocation of net income (loss)	$507,807	$(271,951)
Denominators:
Weighted-average ordinary shares outstanding	4,111,111	1,470,000

Basic and diluted net income (loss) per share	$0.12	$(0.19)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A ordinary shares subject to possible redemption

All of the 5,000,000 Ordinary Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. All of the 5,000,000 Ordinary Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

Given that the 5,000,000 Class A ordinary shares sold as part of the units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital.

For the three months ended March 31, 2025, the Company recorded accretion of ordinary share subject to redemption value of $1,268,367.

As of March 31, 2025, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$50,000,000
Less:
Proceeds allocated to public rights	(2,812,492)
Allocation of offering costs related to redeemable shares	(3,315,186)
Plus:
Accretion of carrying value to redemption value	1,268,367
Ordinary shares subject to possible redemption	$45,140,689

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each private units will be identical to the units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination. There will be no underwriting fees or commissions due with respect to the Private Placement.

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) March 31, 2025 or ii) the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, nil and $264,942 was borrowed by the Company under the promissory note, respectively.

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

As of the issuance date of the unaudited condensed financial statements, the Company had no borrowings under the Working Capital Loans.

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

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

Registration Rights

The holders of initial shares issued and outstanding on the date of the prospectus, as well as the holders of the private units (and underlying securities) and any securities issued to initial shareholders, officers, directors or their affiliates in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the private units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of the IPO to purchase up to an additional 750,000 Units to cover over-allotments, if any. As of issuance of this report, the option was expired, and no over-allotments was exercised.

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

Note 7 - Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, 220,000 and nil of Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, the Company issued 1,437,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.017 per share. The Initial Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of the issuance of this report, the over-allotment option was expired and no over-allotment was exercised.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Shareholders’ Equity (Continued)

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

Rights

As of March 31, 2025, there were 714,286 public rights and 220,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-seventh (1/7) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Ribbon Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 17, 2024 (inception) through March 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had a net income of $235,856, which consisted of operating expenses of $185,401 and income earned on marketable securities held in Trust Account of $421,257..

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

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters in the IPO in an amount equal to 4.0% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2025, we had $536,022 in cash and a working capital of $$516,514. The Company’s liquidity needs after the consummation of the IPO had been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until January 16, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Exemptions. That update provided the chief operating officer decision maker (“CODM”) as well as the aggregate amounts of other revenues item included in the determination of segment profit or loss. The ASU requires companies to disclose the methodology used to measure and disclose how to allocate resources. Public business entities with a segment profit or loss measuring segment performance and regulated by Topic 280 in interim periods, and ASU with a single reportable segment are required to provide additional disclosures. XYZ Corporation and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and the adoption has no effect on the Company’s promoted unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2025

Ribbon Acquisition Corporation

By:	/s/ Angshuman (Bubai) Ghosh
Name:	Angshuman (Bubai) Ghosh
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Ribbon Acquisition Corporation

By:	/s/ Zhiyang (Anna) Zhou
Name:	Zhiyang (Anna) Zhou
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)