Form 10-Q
period 2025-06-30
Ribbon Acquisition Corp.
filed 2025-08-13
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 6,470,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

Ribbon Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

RIBBON ACQUISITION CORP.

CONDENSED BALANCE SHEET

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$292,628	$-
Deferred offering costs	-	508,662
Prepaid expense	59,000	-
Total Current Assets	351,628	508,662

Cash and marketable securities held in the trust	50,935,456	-

Total Assets	$51,287,084	$508,662

Liabilities
Current liabilities
Accrued expenses	$78,008	$229,025
Promissory note - related party	-	264,942
Total current liabilities	78,008	493,967

Deferred Underwriting Commission	2,000,000	-

Total liabilities	2,078,008	493,967

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized,5,000,000 shares subject to possible redemption as of June 30, 2025	46,672,612	-

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 220,000 issued and outstanding (excluding 5,000,000 shares subject to redemption) as of June 30, 2025 and nil issued and outstanding as of December 31, 2024	22	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,250,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	125	125
Additional paid-in capital	2,039,469	24,875
Retained earnings/(accumulated deficit)	496,848	(10,305)
Total shareholders’ equity	2,536,464	14,695
Total liabilities and shareholders’ equity	$51,287,084	$508,662

(1)	On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Administrative fee	$242,894	$428,295
Total operating expenses	242,894	428,295

Loss from Operations	(242,894)	(428,295)

Income earned on marketable securities held in Trust Account	514,191	935,448

Net income	271,297	507,153

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,000,000	4,558,011
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.11	0.23

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,470,000	1,470,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.19)	$(0.38)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings/ (accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2024	-	-	1,250,000	125	24,875	(10,305)	14,695
Sale of private placement units	220,000	22	-	-	2,199,978	-	2,200,000
Issuance of public rights, net of issuance costs	-	-	-	-	2,614,906	-	2,614,906
Net income	-	-	-	-	-	235,856	235,856
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,268,367)	-	(1,268,367)
Balance as of March 31, 2025	220,000	22	1,250,000	125	3,571,392	225,551	3,797,090
Net income	-	-	-	-	-	271,297	271,297
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,531,923)	-	(1,531,923)
Balance as of June 30, 2025	220,000	$22	$1,250,000	$125	$2,039,469	$496,848	$2,536,464

(1)	On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2025
(Unaudited)
Net cash used in operating activities	(418,288)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	(50,000,000)
Net cash used in investing activities	(50,000,000)

Cash Flows from Financing Activities
Repayment of promissory note to related party	(274,941)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	49,000,000
Proceeds from ordinary shares issued in private placement	2,200,000
Payment of offering costs	(214,143)
Net cash provided by financing activities	50,710,916

Net change in cash	292,628
Cash at the beginning of the period	-
Cash at the end of the period	$292,628

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offerings costs and expenses	$9,000
Deferred offering costs paid by Sponsor under the promissory note-related party	$10,000
Accretion of ordinary shares subject to redemption value	$2,800,290

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

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Ribbon Investment Company Ltd, a Cayman Islands exempted company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through an Initial Public Offering (“IPO”) of 5,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”) and a private placement to the initial shareholder (the “Private Placement,” see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. Cash were $292,628 and nil as of June 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, the Company had $50,935,456 and nil, respectively, in cash held in the Trust Account.

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Net income	$271,297	$507,153
Less: Accretion of redeemable ordinary shares subject to redemption value	(1,531,923)	(2,800,290)
Net loss including accretion of redeemable ordinary shares to redemption value	(1,260,626)	(2,293,137)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(974,209)	$(286,417)	$(1,733,929)	$(559,208)
Accretion of initial measurement of ordinary shares subject to redemption value	1,531,923	-	2,800,290	-
Allocation of net income (loss)	$557,714	$(286,417)	$1,066,361	$(559,208)
Denominators:
Weighted-average ordinary shares outstanding	5,000,000	1,470,000	4,558,011	1,470,000

Basic and diluted net income (loss) per share	$0.11	$(0.19)	$0.23	$(0.38)

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

For the six months ended June 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $2,800,290.

As of June 30, 2025, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$50,000,000
Less:
Proceeds allocated to public rights	(2,812,492)
Allocation of offering costs related to redeemable shares	(3,315,186)
Plus:
Accretion of carrying value to redemption value	2,800,290
Ordinary shares subject to possible redemption	$46,672,612

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of June 30, 2025, the Company adopted ASU 2023-07 and reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

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

Each private units were identical to the units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination. There was no underwriting fees or commissions due with respect to the Private Placement.

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) June 30, 2025 or ii) the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, nil and $264,942 was borrowed by the Company under the promissory note, respectively. As of June 30, 2025, the promissory note was paid off and no amounts were owed under the note.

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

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period ended June 30, 2025, administrative support services expense of $60,000 was recognized.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 750,000 Units to cover over-allotments, if any. As of issuance of this report, the option was expired, and no over-allotments was exercised.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 4% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

Note 7 - Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, 220,000 and nil of Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, the Company issued 1,437,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.017 per share. The Initial Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of the issuance of this report, the over-allotment option was expired and no over-allotment was exercised.

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

Rights

As of June 30, 2025, there were 5,000,000 public rights and 220,000 private rights include in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-seventh (1/7) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

RIBBON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

The key measures of segment profit or loss reviewed by the CODM are administrative fee. Administrative fee is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews Administrative fee to manage, maintain and enforce all contractual agreements to ensure expenses are aligned with all agreements and budget. Formation costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

Note 9 - Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Ribbon,” “our,” “us” or “we” refer to Ribbon Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Recent Developments

On June 30, 2025, Ribbon entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among DRC Medicine Inc., a Delaware Corporation (the “PubCo”), DRC Medicine Ltd. a Japanese corporation (the “DRC Medicine”), and DRC Merger Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (the “Merger Sub”). As part of the proposed transaction contemplated by the Business Combination Agreement, an intermediate holding company incorporated in Japan (the “Intermediate Co.”) will acquire the shares of PubCo, after which the Intermediate Co. will engage in a share exchange transaction with the  shareholders of the DRC Medicine, such that DRC Medicine will become a wholly-owned subsidiary of Intermediate Co. and the shareholders of the DRC Medicine will become shareholders of PubCo (the “Share Exchange”). One business day prior to the Closing Date, as defined in the Business Combination Agreement, Ribbon shall de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation in accordance with Delaware law and the Ribbon’s governing documents (the “Domestication”). On the Closing Date and after the consummation of the Domestication, Ribbon will merge with and into the Merger Sub, with the Merger Sub continuing as the surviving company in the Merger and remaining a wholly owned subsidiary of PubCo (the “Merger”).

The aggregate merger consideration to be issued to the selling securityholders in connection with the Merger will be determined by dividing (a) 350,000,000 (the “Equity Value”) by (b) the price (the “Redemption Price”) at which each of Ribbon Class A Ordinary Shares may be redeemed in connection with the Business Combination. The “Consideration Ratio” is the number of shares of PubCo Common Stock to be issued in exchange for issued and outstanding capital stock upon the Merger and is equal to the quotient obtained by dividing (x) the aggregate merger consideration by (y) the aggregate fully diluted Company Shares, as defined in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 17, 2024 (inception) through June 30, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net income of $271,297, which consisted of operating expenses of $242,894 and income earned on marketable securities held in Trust Account of $514,191.

For the six months ended June 30, 2025, we had a net income of $507,153, which consisted of operating expenses of $428,295 and income earned on marketable securities held in Trust Account of $935,448.

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

As of June 30, 2025, we had $292,628 in cash and a working capital of $273,620. The Company’s liquidity needs after the consummation of the IPO had been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Business Combination Agreement

On June 30, 2025, Ribbon entered into a Business Combination Agreement by and among DRC Medicine Inc., a Delaware Corporation, DRC Medicine Ltd. a Japanese corporation, and DRC Merger Inc., a Delaware corporation and wholly-owned subsidiary of PubC. As part of the proposed transaction contemplated by the Business Combination Agreement, an intermediate holding company incorporated in Japan will acquire the shares of PubCo, after which the Intermediate Co. will engage in a share exchange transaction with the  shareholders of the DRC Medicine, such that DRC Medicine will become a wholly-owned subsidiary of Intermediate Co. and the shareholders of the DRC Medicine will become shareholders of PubCo. One business day prior to the Closing Date, as defined in the Business Combination Agreement, Ribbon shall de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation in accordance with Delaware law and the Ribbon’s governing documents.

On the Closing Date and after the consummation of the Domestication, Ribbon will merge with and into the Merger Sub, with the Merger Sub continuing as the surviving company in the Merger and remaining a wholly owned subsidiary of PubCo.

The aggregate merger consideration to be issued to the selling securityholders in connection with the Merger will be determined by dividing (a) 350,000,000 by (b) the price at which each of Ribbbon Class A Ordinary Shares may be redeemed in connection with the Business Combination. The “Consideration Ratio” is the number of shares of PubCo Common Stock to be issued in exchange for issued and outstanding capital stock upon the Merger and is equal to the quotient obtained by dividing (x) the aggregate merger consideration by (y) the aggregate fully diluted Company Shares, as defined in the Business Combination Agreement.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2025, the Company consummated its initial public offering of 5,000,000 units. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company and one right to receive one-seventh (1/7) of one Class A ordinary share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any.

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

Date: August 13, 2025

Ribbon Acquisition Corporation

By:	/s/ Angshuman (Bubai) Ghosh
Name:	Angshuman (Bubai) Ghosh
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Ribbon Acquisition Corporation

By:	/s/ Zhiyang (Anna) Zhou
Name:	Zhiyang (Anna) Zhou
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)