Form 10-Q
period 2025-09-30
Ribbon Acquisition Corp.
filed 2025-11-14
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of September 30, 2025, there were 6,470,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

Ribbon Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

RIBBON ACQUISITION CORP.

CONDENSED BALANCE SHEET

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$59,909	$-
Deferred offering costs	-	508,662
Prepaid expense	59,000	-
Total Current Assets	118,909	508,662

Cash and marketable securities held in the trust	51,461,310	-

Total Assets	$51,580,219	$508,662

Liabilities
Current liabilities
Accrued expenses	$108,001	$229,025
Other payable	200,000	-
Amounts due to a related party	1,000	-
Promissory note - related party	-	264,942
Total current liabilities	309,001	493,967

Deferred Underwriting Commission	2,000,000	-

Total liabilities	2,309,001	493,967

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 5,000,000 shares subject to possible redemption as of September 30, 2025	48,204,536	-

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 220,000 issued and outstanding (excluding 5,000,000 shares subject to redemption) as of September 30, 2025 and nil issued and outstanding as of December 31, 2024	22	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,250,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (1)	125	125
Additional paid-in capital	507,545	24,875
Retained earnings/(accumulated deficit)	558,990	(10,305)
Total shareholders’ equity	1,066,682	14,695
Total liabilities and shareholders’ equity	$51,580,219	$508,662

(1)	On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the period from July 17, 2024 (inception) through September 30, 2024

Administrative fee	$463,712	$892,007	$10,305
Total operating expenses	463,712	892,007	10,305

Loss from Operations	(463,712)	(892,007)	(10,305)

Income earned on marketable securities held in Trust Account	525,854	1,461,302	-

Net income (loss)	62,142	569,295	(10,305)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,000,000	4,706,960	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.08	0.31	-

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,470,000	1,470,000	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.23)	$(0.61)	$(0.19)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings/ (accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance as of July 17, 2024 (Inception)	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	-	-	(10,305)	(10,305)
Balance as of September 30, 2024	-	-	1,437,500	144	24,856	(10,305)	14,695
Balance as of December 31, 2024	-	$-	1,250,000	$125	$24,875	$(10,305)	$14,695
Sale of private placement units	220,000	22	-	-	2,199,978	-	2,200,000
Issuance of public rights, net of issuance costs	-	-	-	-	2,614,906	-	2,614,906
Net income	-	-	-	-	-	235,856	235,856
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,268,367)	-	(1,268,367)
Balance as of March 31, 2025	220,000	22	1,250,000	125	3,571,392	225,551	3,797,090
Net income	-	-	-	-	-	271,297	271,297
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,531,923)	-	(1,531,923)
Balance as of June 30, 2025	220,000	$22	$1,250,000	$125	$2,039,469	$496,848	$2,536,464
Net income	-	-	-	-	-	62,142	62,142
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,531,924)	-	(1,531,924)
Balance as of September 30, 2025	220,000	$22	$1,250,000	$125	$507,545	$558,990	$1,066,682

(1)	On January 16, 2025, the Sponsor surrendered to the Company for cancellation 187,500 shares of Class B ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class B ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2025	For the period from July 17, 2024 (inception) through September 30, 2024

Net cash used in operating activities
Net income (loss)	$569,295	$(10,305)
Adjustments to reconcile net income to net cash used in operating activities
Income earned on marketable securities held in Trust Account	(1,461,302)	-
Changes in operating assets and liabilities
Accrued expenses	112,024	1,801
Other payable	200,000	-
Amounts due to a related party	1,000	-
Prepaid expense	(59,000)	8,504
Net cash used in operating activities	(637,983)	-

Cash Flows from Investing Activity
Purchase of marketable securities held in Trust Account	(50,000,000)	-
Net cash used in investing activity	(50,000,000)	-

Cash Flows from Financing Activities
Repayment of promissory note to related party	(274,941)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	49,000,000	-
Proceeds from ordinary shares issued in private placement	2,200,000	-
Payment of offering costs	(227,167)	-
Net cash provided by financing activities	50,697,892	-

Net change in cash	59,909	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$59,909	$-

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offerings costs and expenses	$9,000	$-
Deferred offering costs paid by Sponsor under the promissory note-related party	$10,000	$258,817
Accretion of ordinary shares subject to redemption value	$4,332,214	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination Agreement

On June 30, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among DRC Medicine Inc., a Delaware Corporation (“PubCo”), DRC Medicine Ltd. a Japanese corporation (“DRC Medicine”), and DRC Merger Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“Merger Sub”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, (i) on or one day prior to the Closing Date (defined below), PubCo and DRC Medicine will engage in a share exchange, whereby DRC Medicine’s shareholders will exchange their shares in the company for newly issued shares of PubCo; (ii) on or one day prior to the Closing Date, the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”), and (iii) following the Domestication, the Company will be merged with and into Merger Sub, as a result of which Merger Sub will be the surviving company and a wholly-owned subsidiary of PubCo (the “Merger”), (prior to the Domestication, the SPAC shall be referred to herein as “Parent”). Merger Sub, together with PubCo and DRC Medicine Ltd. may be referred to herein as the “DRC Company Parties”. The Domestication, Merger, and other transactions contemplated by the Business Combination Agreement are collectively referred to as the “Business Combination;” and the consummation of the Merger is referred to as the “Closing” and the date of the Closing is referred to as the “Closing Date.”

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

DRC Medicine is in the business of the design and manufacture of AI-powered allergy and infection diagnostic kits and protective face masks.

Share Exchange

On or before one day prior to the Closing Date, a holding company incorporated in Japan and holding shares in PubCo, will engage in a share exchange with shareholders of DRC Medicine, whereby the shareholders of DRC Medicine will exchange their shares in DRC Medicine for newly issued shares of PubCo. Each Common Share of DRC Medicine issued and outstanding prior to the Merger Effective Time shall be exchanged for a number of shares of PubCo Common Stock equal to the Consideration Ratio, and, accordingly, each holder of Common Shares of DRC Medicine immediately prior to said exchange shall receive, for such Common Shares of DRC Medicine that it holds, a portion of the Aggregate Merger Consideration equal to (x) the Consideration Ratio multiplied by (y) the number of Common Shares of DRC Medicine held by such holder of Common Shares of DRC Medicine immediately prior to said exchange (the “Share Exchange”).

The Domestication

One business day prior to the Closing Date, the Company shall de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation in accordance with Delaware law and the Company’s governing documents (the “Domestication”).

Before the Domestication, the Company’s capitalization consists of Parent Ordinary Shares, Parent Rights, and Parent Units, collectively (all defined below). “Parent Ordinary Shares” means Parent Class A Ordinary Shares and Parent Class B Ordinary Shares. “Parent Rights” means the issued and outstanding rights of Parent, each such right convertible into one share of Parent Common Stock at the closing of a business combination. “Parent Unit” means each outstanding unit consisting of one share of Parent Common Stock and one-seventh (1/7) of one Parent Right denominated in one share of Parent Common Stock. Following the Domestication, PubCo’s capitalization shall consist of common stock, par value $0.0001 per share (the “PubCo Common Stock”).

Upon the Domestication, every issued and outstanding Parent Class A Ordinary Share shall convert automatically into one share of PubCo Class A Common Stock. Further, every issued and outstanding Parent Unit shall also be separated automatically into each’s individual components of one share of PubCo’s Common Stock and one-seventh (1/7) of one share of Class A Common Stock, and all Parent Units shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist.

The Merger

On the Closing Date, after the consummation of the Domestication, the following shall occur: (i) the Parent shall be merged with and into the Merger Sub, (ii) the separate corporate existence of the Parent shall thereupon cease, and the Merger Sub shall be the surviving corporation in the Merger (after the Merger Effective Time, the Merger Sub may be referred to as the “Surviving Corporation”), and (iii) the Surviving Corporation will remain a wholly-owned Subsidiary of PubCo (the “Merger”).

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

Consideration and Structure

The Aggregate Merger Consideration to be issued to the selling securityholders in connection with the Merger will be determined by dividing (a) 350,000,000 (the “Equity Value”) by (b) the price (the “Redemption Price”) at which each of Parent Class A Ordinary Shares may be redeemed in connection with the Business Combination. The “Consideration Ratio” is the number of shares of PubCo Common Stock to be issued in exchange for issued and outstanding capital stock upon the Merger and is equal to the quotient obtained by dividing (x) the Aggregate Merger Consideration by (y) the Aggregate Fully Diluted Company Shares, as defined in the Business Combination Agreement.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of the DRC Company Parties and the Company during the period between execution of the Business Combination Agreement and the Closing. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to cause all actions and things necessary to consummate and expeditiously implement the Business Combination.

Registration Statement / Proxy Statement

As promptly as reasonably practicable after receipt of information concerning the DRC Company Parties and its securityholders as is either required by the federal securities laws or reasonably requested by the Company for inclusion in the Registration Statement (as defined below), the DRC Company Parties will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 relating to the Business Combination (the “Registration Statement”), which will contain a proxy statement relating to a meeting of the Company shareholders to be held to consider, among other things, (x) approval of the Domestication, (y) approval of the Business Combination (including the approval and adoption of the Business Combination Agreement and the Merger) and (z) the adoption and approval of certain other proposals the parties deem necessary to effectuate the Business Combination.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

Conditions to Closing

Under the Business Combination Agreement, the obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the absence of specified adverse laws, rules, regulations, judgments, decrees, executive orders or awards making the Business Combination illegal or otherwise prohibiting its consummation; (ii) the Registration Statement having been declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”), no stop order suspending the effectiveness of the Registration Statement being in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement having been initiated or threatened in writing by the SEC; (iii) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by requisite vote of the Parent shareholders (the “Parent Shareholder Approval”) and PubCo’s stockholders (the “PubCo Stockholder Approval”); (iv) the size and composition of PubCo’s board of directors being as set forth in the Business Combination Agreement; (v) the PubCo Common Stock having been approved for listing on the Nasdaq Stock Market LLC (“Nasdaq”) as set forth in the Business Combination Agreement; (vi) the size and composition of PubCo’s board of directors will be as set forth in the Business Combination Agreement; and (vii) the receipt by the parties of a fairness opinion for the Business Combination from an investment bank approved by the Company.

The obligations of the Company to consummate the Business Combination are further subject to additional conditions, including, among other things: (i) material compliance by DRC Company Parties with its agreements and covenants under the Business Combination Agreement; (ii) the truth and accuracy of the representations and warranties of DRC Company Parties, subject to customary bring-down standards; (iii) no Material Adverse Effect (as defined in the Business Combination Agreement) having occurred since the date of the Business Combination Agreement that is continuing; (iv) delivery of a certificate executed by the Chief Executive Officer or Chief Financial Officer of DRC Company Parties certifying compliance with specified closing conditions; (v) the termination of certain agreements among DRC Company Parties and its stockholders; (vi) receipt of required third-party consents; (vii) execution and delivery of Non-Competition Agreements by certain key employees of DRC Company Parties; and (viii) execution and delivery of a Lock-Up Agreement by DRC Company Parties’ securityholders and the Company’s Sponsor along other ancillary agreements to the Business Combination Agreement.

The obligations of DRC Company Parties to consummate the Business Combination are further subject to additional conditions, including, among others,: (i) material compliance by the Company with their respective agreements and covenants under the Business Combination Agreement; (ii) the truth and accuracy of the representations and warranties of the Company, subject to customary bring-down standards and exceptions for representations not resulting in a Material Adverse Effect (as defined in the Business Combination Agreement); (iii) receipt by the DRC Company Parties of a certificate executed by an authorized officer of the Company certifying compliance with certain conditions; (iv) the filing and effectiveness of PubCo’s certificate of incorporation with the Delaware Secretary of State; and (v) the execution and delivery by the Company of certain ancillary agreements to the Business Combination Agreement.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances, including, without limitation, (i) by the Company or the DRC Company Parties, if a governmental authority issues a final and non-appealable order or enacts a law permanently restraining, enjoining, or otherwise prohibiting the consummation of the Business Combination; (ii) by mutual written consent of the Company or the DRC Company Parties; (iii) by the Company or the DRC Company Parties in the event that the Parent Shareholder Approval or PubCo Stockholder Approval is not obtained by the Closing Date, which termination shall be effective upon ten (10) days’ prior written notice from the party terminating this Agreement to the other parties; (iv) by the Company, upon written notice, that the DRC Company Parties have materially breached its covenants, agreements, or representations and warranties in a way that would cause the failure of a closing condition and such breach is not cured within thirty (30) days following receipt by DRC Company Parties; (v) by the Company, if DRC Company Parties have failed to deliver audited financial statements or interim U.S. GAAP financial statements; and (vi) by DRC Company Parties, upon written notice, the Company has materially breached its covenants, agreements, or representations and warranties in a way that would cause the failure of a closing condition and such breach is not cured within thirty (30) days following receipt by the Company.

Governance

Pursuant to the Business Combination Agreement, PubCo’s board of directors will consist of five (5) members, with the Sponsor appointing one (1) director, and the DRC Company Parties appointing the remaining four (4) directors, three (3) of which shall serve as independent directors.

Timeframes for Filing and Closing

the Company expects to file the Registration Statement as promptly as practicable after the date of the Business Combination Agreement. The Closing is expected to occur following the fulfillment or waiver of the closing conditions set forth in the Business Combination Agreement.

DRC Medicine Shareholder Support Agreement

Concurrently with the execution of the Agreement, certain shareholders of the DRC Medicine entered into a support agreement, pursuant to which each such shareholder agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

Form of Lock-Up Agreement

In connection with the Closing certain shareholders of DRC Medicine and the Sponsor (individually, a “Holder” and collectively, the “Holders”) will enter into a lock-up agreement (the “Lock-Up Agreement”) with PubCo.

Pursuant to the Lock-Up Agreement, the Holders will agree not to transfer (except for certain permitted transfers) any shares of PubCo Common Stock held by such Holder for a period of six (6) months following the Closing Date. Permitted transfers include estate planning transfers, gifts to family members, transfers to affiliates, and other limited exceptions, provided that the transferee agrees to be bound by the same lock-up restrictions.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

Form of Amended and Restated Registration Rights Agreement

In connection with the transactions, the Company, Sponsor and certain other shareholders of PubCo, as applicable, will enter into an Amended and Restated Registration Rights Agreement to provide for the registration rights in connection with the PubCo Common Stock received in the Merger.

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

Going Concern Consideration

As of September 30, 2025, the Company had a working capital deficit of $190,092 and net cash used in operating activities of $637,983.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until January 16, 2026 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the issuance date of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. Cash were $59,909 and nil as of September 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of September 30, 2025 and December 31, 2024, the Company had $51,461,310 and nil, respectively, in cash held in the Trust Account.

Offering Costs Associated with the IPO

Offering costs consist principally of professional and registration fees. As of January 16, 2025, offering costs totaled $3,512,780. This amount consisted of $1,000,000 underwriting commissions which were paid in cash at the closing date of the IPO, $2,000,000 of deferred underwriting commissions (payable only upon completion of a Business Combination) and $512,780 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A — “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,315,186 was allocated to public shares and was charged to temporary equity, and of $197,594 was allocated to public rights, and was charged to shareholders’ equity.

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

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the period from July 17, 2024 (inception) through September 30, 2024
Net income (loss)	$62,142	$569,295	$(10,305)
Less: Accretion of redeemable ordinary shares subject to redemption value	(1,531,924)	(4,332,214)	-
Net loss including accretion of redeemable ordinary shares to redemption value	(1,469,782)	(3,762,919)	(10,305)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(1,135,844)	$(333,938)	$(2,867,415)	$(895,504)
Accretion of initial measurement of ordinary shares subject to redemption value	1,531,924	-	4,332,214	-
Allocation of net income (loss)	$396,080	$(333,938)	$1,464,799	$(895,504)
Denominators:
Weighted-average ordinary shares outstanding	5,000,000	1,470,000	4,706,960	1,470,000

Basic and diluted net income (loss) per share	$0.08	$(0.23)	$0.31	$(0.61)

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

For the nine months ended September 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $4,332,214.

As of September 30, 2025, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$50,000,000
Less:
Proceeds allocated to public rights	(2,812,492)
Allocation of offering costs related to redeemable shares	(3,315,186)
Plus:
Accretion of carrying value to redemption value	4,332,214
Ordinary shares subject to possible redemption	$48,204,536

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of September 30, 2025, the Company adopted ASU 2023-07 and reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

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

Note 3 - Initial Public Offering

On January 16, 2025, the Company consummated its IPO of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments. On March 3, 2025, the option was expired and no over-allotments was exercised.

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

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) September 30, 2025 or ii) the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, nil and $264,942 was borrowed by the Company under the promissory note, respectively. As of September 30, 2025, the promissory note was paid off and no amounts were owed under the note.

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

On August 22, 2025, the Sponsor provided interest-free loan of $1,000 to the Company, which was due on demand.

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period ended September 30, 2025, administrative support services expense of $90,000 was recognized.

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

Note 7 - Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, 220,000 and nil of Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, the Company issued 1,437,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.017 per share. The Initial Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of the issuance of this report, the over-allotment option was expired and no over-allotment was exercised. Prior to the closing of initial business combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors. Holders of public shares will not be entitled to vote on such matters during such time. These provisions of amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% of such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or by way of unanimous written resolution.

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

Rights

As of September 30, 2025, there were 5,000,000 public rights and 220,000 private rights include in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-seventh (1/7) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

Recent Developments

On June 30, 2025, the Company entered into a Business Combination Agreement with DRC Medicine Inc. and its affiliates, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes to the terms of that agreement as of the date of this report.

In August 2025, Ribbon filed a Schedule 13G with the Securities and Exchange Commission reporting that RiverNorth Capital Management, LLC beneficially owned approximately 6.18% of Ribbon’s outstanding Units (CUSIP G7552W125) as of June 30, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 17, 2024 (inception) through September 30, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had a net income of $62,142, which consisted of operating expenses of $463,712 and income earned on marketable securities held in Trust Account of $525,854.

For the nine months ended September 30, 2025, we had a net income of $569,295, which consisted of operating expenses of $892,007 and income earned on marketable securities held in Trust Account of $1,461,302.

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

As of September 30, 2025, we had a working capital deficit of $190,092 and net cash used in operating activities of $637,983.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2025

Ribbon Acquisition Corporation

By:	/s/ Angshuman (Bubai) Ghosh
Name:	Angshuman (Bubai) Ghosh
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Ribbon Acquisition Corporation

By:	/s/ Zhiyang (Anna) Zhou
Name:	Zhiyang (Anna) Zhou
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)