Form 10-K
period 2025-12-31
Ribbon Acquisition Corp.
filed 2026-03-31
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 31, 2026, there were 4,793,446 ordinary shares, par value $0.0001 per share, issued and outstanding.

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

We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” On June 30, 2025, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with DRC Medicine Inc., DRC Medicine Ltd. and DRC Merger Inc., as disclosed in our Current Report on Form 8-K filed on July 1, 2025. Accordingly, we are no longer pursuing other prospective target businesses and are focused on completing the proposed business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Certain of our executive officers and independent directors are based in Hong Kong, and our executive officers have experience investing in and building businesses in the Asia Pacific region and have a deep understanding of the region’s business environment, regulations, regulatory bodies and culture. Due to (i) the risks of doing business in Greater China, and (ii) certain of our officers and directors being located in or having ties to Greater China (which includes, solely for the purpose of this 10-K Hong Kong, Taiwan and Macau), we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based special purpose acquisition company, which may therefore limit the pool of suitable acquisition candidates and make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based. We will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in Greater China other than pursuant to the Business Combination Agreement described above.

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. On June 30, 2025, we entered into a Business Combination Agreement with DRC Medicine Inc., DRC Medicine Ltd. and DRC Merger Inc., as disclosed in our Current Report on Form 8-K filed on July 1, 2025, and we are currently focused on completing the proposed business combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

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

Our target identification and selection process has leveraged, and we expect will continue to leverage, the broad and deep relationship network of our management team, sponsor and other strategic and operating partners across corporate executives, founders, venture capitalists and private equity firms. We believe that, through their broad range of industry contacts and deep industry insights, we have been able to identify and access, and will continue to evaluate, a differentiated pipeline of high-quality business combination opportunities. Following the execution of the Business Combination Agreement described above, we are currently focused on completing the proposed business combination. We expect these sourcing capabilities will be further bolstered by our reputation and deep industry relationships.

Strong understanding of the public and private markets

We believe that the significant experience of our management team in biotechnology, capital markets and M&A transactions has been instrumental in identifying and evaluating potential business combination opportunities, including the proposed business combination described above, and will continue to support us in consummating such transaction. Our ability to assess potential target companies at a high diligence standard increases the likelihood that a company is suitable for public listing, together with our experienced judgement on how well a target company will trade in the public markets, will be essential to our selection process and ability to create shareholder value.

Robust execution and structuring capabilities

Our combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We are currently focused on executing the proposed business combination and believe that our experience in structuring and negotiating transactions will support the successful completion of such transaction.

BUSINESS STRATEGIES

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial and consulting services, fintech and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of combined experience in cross-border mergers and acquisitions, capital raising, deal-making and investment. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. On June 30, 2025, we entered into a Business Combination Agreement with DRC Medicine Inc., DRC Medicine Ltd. and DRC Merger Inc., as disclosed in our Current Report on Form 8-K filed on July 1, 2025, and we are currently focused on completing the proposed business combination. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the geographic location of targets we can pursue. In particular, we intend to focus our search for an initial business combination on private companies that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. Following the execution of the Business Combination Agreement described above, we are no longer pursuing other prospective targets and are focused on completing the proposed business combination. We will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in Greater China other than pursuant to the Business Combination Agreement described above.

ACQUISITION CRITERIA

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. Prior to entering into the Business Combination Agreement described above, we identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

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

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission, or the SEC. Following the execution of the Business Combination Agreement, we are currently focused on completing the proposed business combination.

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

On June 30, 2025, we entered into a Business Combination Agreement with DRC Medicine Inc., DRC Medicine Ltd. and DRC Merger Inc., as disclosed in our Current Report on Form 8-K filed on July 1, 2025, and we are currently focused on completing the proposed business combination, although there can be no assurance that such transaction will be completed.

We will have until 12 months from the closing of this offering (or such later date as may be approved by our shareholders to extend the period to consummate an initial business combination) to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. If we are unable to consummate our initial business combination within the 12-month period or such period that may be extended, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

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

If we are unable to complete the proposed business combination, we may continue to evaluate alternative business combination opportunities, subject to the time remaining under our amended and restated memorandum and articles of association.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital, funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. On June 30, 2025, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination; however, we may continue to face competition in completing such transaction. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Our Investment Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience. On June 30, 2025, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination; however, we conducted the due diligence process described above in connection with our evaluation of such target. Due to the relationships among our sponsor, management team and their respective affiliates, we believe that we will have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

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

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. On June 30, 2025, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination; however, the sourcing capabilities described above were instrumental in identifying such target. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. On June 30, 2025, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available for a business combination initially in the amount of approximately $50,000,000, before redemptions and subject to interest earned and expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. On June 30, 2025, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are currently engaged in activities related to our proposed initial business combination. On June 30, 2025, we entered into a Business Combination Agreement with DRC Medicine Inc., DRC Medicine Ltd. and DRC Merger Inc., as disclosed in our Current Report on Form 8-K filed on July 1, 2025. We intend to effect our initial business combination using cash from the proceeds of our offering and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

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

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, other than as contemplated by the Business Combination Agreement described above, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. On June 30, 2025, we entered into a Business Combination Agreement with DRC Medicine Inc., DRC Medicine Ltd. and DRC Merger Inc., as disclosed in our Current Report on Form 8-K filed on July 1, 2025, and we are currently focused on completing the proposed business combination.

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

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. While we have entered into a Business Combination Agreement, we may still have limited ability to fully evaluate the target’s management team and their ability to operate a public company. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain aSssociated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On June 30, 2025, we entered into a Business Combination Agreement and are currently focused on completing the proposed business combination. The amount in the trust account is initially anticipated to be approximately $10.00 per public share, before redemptions and subject to interest earned and expenses (subject to increase of up to an additional $0.10 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this prospectus). Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their initial shares and any public shares they may hold in connection with the completion of our initial business combination.

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

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only 12 months from the closing of this offering (as of December 31, 2025) to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the 12-month time period. Subsequent to December 31, 2025, our shareholders approved an extension of the period to consummate an initial business combination, as disclosed in our Current Report on Form 8-K filed in January 2026.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their initial shares if we fail to complete our initial business combination within 12 months from the closing of this offering (as of December 31, 2025). However, if our sponsor acquires public shares after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12-month time period.

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

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their initial shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months from the closing of this offering (as of December 31, 2025), subject to any extension of such period as approved by our shareholders, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there are any. In fiscal year 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Holders

As of March 31, 2026, we had one holder of record of our Units, eighteen holders of record of our separately traded Ordinary Shares, and no holder of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. On June 30, 2025, we entered into a Business Combination Agreement and are currently focused on completing the proposed business combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 17, 2024 (inception) through December 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had net income of $690,218, which consisted of operating expenses of $1,258,096 and income earned on marketable securities held in Trust Account of $1,948,314

Liquidity and Capital Resources

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

As of December 31, 2025, we had $11,497 in cash and a working capital deficit of $556,173. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Initial shares and the loan under an unsecured promissory note from the Sponsor of $300,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Subsequent to the balance sheet date, on January 9, 2026, the Company held a special meeting of shareholders, in connection with which holders of 1,436,867 Class A ordinary shares exercised their redemption rights. As a result, an aggregate amount of approximately $14.9 million (approximately $10.40 per share) was withdrawn from the trust account to pay such redeeming shareholders, which reduced the funds available in the trust account for purposes of completing an initial business combination. See Note 9 to the financial statements for additional information.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of this offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 9B. Other Information.

During the fourth quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Angshuman (Bubai) Ghosh	49	Chairperson of the Board of Directors and Chief Executive Officer
Zhiyang (Anna ) Zhou	38	Chief Financial Officer
James Zhao-Hui Zhang	59	Independent Director
Kani Chen	59	Independent Director
Jon Nathan Miller	54	Independent Director

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 4,793,446 Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Beneficial Ownership
Ribbon Investment Company Ltd (our Sponsor)(2)	1,470,000	30.70%
Angshuman (Bubai) Ghosh(3)	-	-%
Zhiyang (Anna) Zhou(3)	-	-%
James Zhang(3)	-	-
Kani Chen(3)	-	-
Jon Nathan Miller(3)	-	-
All current directors and executive officers as a group (5 persons) (3)	-	30.70%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Ribbon Acquisition Corp, Central Park Tower LaTour Shinjuku Room 3001 6-15-1 Nishi Shinjuku, Shinjuku-ku Tokyo 160-0023 Japan.
(2)	Represents shares held of record by our sponsor. Our sponsor is governed by its sole managing member, Ribbon Ventures Ltd. As such, Ribbon Ventures Ltd has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. The address for our sponsor is 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9009, Cayman Islands.
(3)	Such individual does not beneficially own any of our ordinary shares.

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

We has agreed to pay our Sponsor a total of $10,000 per month for office space, administrative and support services to such affiliate, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 12 months from the closing of this offering (as of December 31, 2025), subject to any extension approved by our shareholders, an affiliate of our sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. If we are unable to consummate our initial business combination within the 12-month period (as of December 31, 2025), subject to any extension approved by our shareholders, or such period that may be extended, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless. Subsequent to December 31, 2025, our shareholders approved an extension of the period to consummate a business combination, as disclosed in our Current Report on Form 8-K filed in January 2026.

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

Audit Fees. For the year ended December 31, 2025 and for the period from July 17, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $65,000 and $55,000, respectively, for the services AAL performed in connection with our Initial Public Offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2025 and for the period from July 17, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $36,000 and $0, respectively, for services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2025 and for the period from July 17, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025 and the period from July 17, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Signature	Title	Date

/s/ Angshuman (Bubai) Ghosh	Chief Executive Officer and Chairman	March 31, 2026
Mr. Angshuman (Bubai) Ghosh	(Principal Executive Officer)

/s/ Zhiyang (Anna) Zhou	Chief Financial Officer	March 31, 2026
Zhiyang (Anna) Zhou	(Principal Accounting and Financial Officer)

RIBBON ACQUISITION CORP.

Financial Statements

INDEX TO AUDITED FINANCIAL STATEMENTS

Content	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 3487)	F-2
Balance Sheet as of December 31, 2025 and 2024	F-3
Statement of Operations for the year ended December 31, 2025 and the period from July 17, 2024 (Inception) through December 31, 2024	F-4
Statement of Changes in Shareholder’s (Deficit) Equity for the year ended December 31, 2025 and the period from July 17, 2024 (Inception) through December 31, 2024	F-5
Statement of Cash Flows for the year ended December 31, 2025 and the period from July 17, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ribbon Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ribbon Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholder’s (deficit) equity, and cash flows for the year ended December 31, 2025 and for the period from July 17, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from July 17, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 16, 2027 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore

March 31, 2026

RIBBON ACQUISITION CORP.
BALANCE SHEET

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$11,497	$-
Deferred offering costs	-	508,662
Prepaid expense	39,332	-
Total Current Assets	50,829	508,662

Cash and marketable securities held in the trust	51,948,314	-

Total Assets	$51,999,143	$508,662

Liabilities
Current liabilities
Accrued expenses	$192,002	$229,025
Other payable	415,000	-
Promissory note - related party	-	264,942
Total current liabilities	607,002	493,967

Deferred Underwriting Commission	2,000,000	-

Total liabilities	2,607,002	493,967

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 5,000,000 shares subject to possible redemption as of December 31, 2025	49,736,459	-

Commitment and contingencies (Note 6)

Shareholder’s (Deficit) Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 220,000 issued and outstanding (excluding 5,000,000 shares subject to redemption) as of December 31, 2025 and nil issued and outstanding as of December 31, 2024	22	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,250,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024 (1)	125	125
Additional paid-in capital	-	24,875
Accumulated deficit	(344,465)	(10,305)
Total shareholder’s (deficit) equity	(344,318)	14,695
Total liabilities and shareholder’s (deficit) equity	$51,999,143	$508,662

(1)	On January 16, 2025 the Sponsor surrendered to the Company for cancellation 187,500 shares of Class A ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class A ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the financial statements.

RIBBON ACQUISITION CORP.
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2025	For the period from July 17, 2024 (inception) through December 31, 2024

Administrative fee	$1,258,096	$10,305
Total operating expenses	1,258,096	10,305

Loss from Operations	(1,258,096)	(10,305)

Income earned on marketable securities held in Trust Account	1,948,314	-

Net income (loss)	690,218	(10,305)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	4,780,822	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.40	-

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,470,000	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.83)	$(0.01)

The accompanying notes are an integral part of the financial statements.

RIBBON ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM JULY 17, 2024

(INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholder’s (Deficit)
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of July 17, 2024 (Inception)	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	1,250,000	125	24,875	-	25,000
Net loss	-	-	-	-	-	(10,305)	(10,305)
Balance as of December 31, 2024	-	$-	1,250,000	$125	$24,875	$(10,305)	$14,695
Sale of private placement units	220,000	22	-	-	2,199,978	-	2,200,000
Issuance of public rights, net of issuance costs	-	-	-	-	2,614,906	-	2,614,906
Net income	-	-	-	-	-	690,218	690,218
Accretion of ordinary shares subject to redemption value	-	-	-	-	(4,839,759)	(1,024,378)	(5,864,137)
Balance as of December 31, 2025	220,000	$22	1,250,000	$125	$-	$(344,465)	$(344,318)

(1)	On January 16, 2025 the Sponsor surrendered to the Company for cancellation 187,500 shares of Class A ordinary shares for no consideration, resulting in the Sponsor owning 1,250,000 shares of Class A ordinary shares. All shares and associated amounts have been retroactively restated to reflect the surrender. (See Note 5)

The accompanying notes are an integral part of the financial statements.

RIBBON ACQUISITION CORP.
STATEMENT OF CASH FLOWS

	For the year Ended December 31, 2025	For the period from July 17, 2024 (inception) through December 31, 2024

Net cash used in operating activities
Net income (loss)	$690,218	$(10,305)
Adjustments to reconcile net income to net cash used in operating activities
Income earned on marketable securities held in Trust Account	(1,948,314)	-
Formation costs paid by Sponsor under promissory notes- related party	-	10,305
Changes in operating assets and liabilities
Accrued expenses	183,009	-
Other payable	415,000	-
Prepaid expense	(39,332)	-
Net cash used in operating activities	(699,419)	-

Cash Flows from Investing Activity
Purchase of marketable securities held in Trust Account	(50,000,000)	-
Net cash used in investing activity	(50,000,000)	-

Cash Flows from Financing Activities
Repayment of promissory note to related party	(274,941)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	49,000,000	-
Proceeds from ordinary shares issued in private placement	2,200,000	-
Payment of deferred offering costs	(214,143)	-
Net cash provided by financing activities	50,710,916	-

Net change in cash	11,497	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$11,497	$-

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offerings costs and expenses	$9,000	$229,025
Deferred offering costs paid by Sponsor under the promissory note-related party	$10,000	$279,637
Accretion of ordinary shares subject to redemption value	$5,864,137	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000

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

As of December 31, 2025, the Company had not commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

At an extraordinary general meeting held on January 9, 2026, the shareholders of the Company approved: (i)by special resolution, the adoption of the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Second A&R M&A”), which extends the date by which the Company must consummate an initial business combination from January 16, 2026 to January 16, 2027.

On January 26, 2026, the Company entered into Amendment No. 1 to the Investment Management Trust Agreement (the “Amendment”) with Odyssey Transfer and Trust Company, the Trustee. Effective upon the Amendment, no interest earned on the Trust Account may be withdrawn to pay dissolution expenses. The Amendment was approved by the Company’s shareholders at the meeting held on January 9, 2026, concurrent with the approval of the extension of the business combination period.

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

Going Concern Consideration

As of December 31, 2025, the Company had a working capital deficit of $556,173, net cash used in operating activities of $699,419 and accumulated deficit of $344,465.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until January 16, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. Cash were $11,497 and nil as of December 31, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of December 31, 2025 and December 31, 2024, the Company had $51,948,314 and nil, respectively, in cash held in the Trust Account.

Offering Costs Associated with the IPO

Offering costs consist principally of professional and registration fees. As of January 16, 2025, offering costs totaled $3,512,780. This amount consisted of $1,000,000 underwriting commissions which were paid in cash at the closing date of the IPO, $2,000,000 of deferred underwriting commissions (payable only upon completion of a Business Combination) and $512,780 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A — “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs were charged to shareholder’s equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,315,186 was allocated to public shares and was charged to temporary equity, and of $197,594 was allocated to public rights, and was charged to shareholder’s equity.

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

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2025	For the period from July 17, 2024 (inception) through December 31, 2024
Net income (loss)	$690,218	$(10,305)
Less: Accretion of redeemable ordinary shares subject to redemption value	(5,864,137)	-
Net loss including accretion of redeemable ordinary shares to redemption value	(5,173,919)	(10,305)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(3,957,174)	$(1,216,745)
Accretion of initial measurement of ordinary shares subject to redemption value	5,864,137	-
Allocation of net income (loss)	$1,906,193	$(1,216,745)
Denominators:
Weighted-average ordinary shares outstanding	4,780,822	1,470,000

Basic and diluted net income (loss) per share	$0.40	$(0.83)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

For the year ended December 31, 2025, the Company recorded accretion of ordinary share subject to redemption value of $5,864,137.

RIBBON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

As of December 31, 2025, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$50,000,000
Less:
Proceeds allocated to public rights	(2,812,492)
Allocation of offering costs related to redeemable shares	(3,315,186)
Plus:
Accretion of carrying value to redemption value	5,864,137
Ordinary shares subject to possible redemption	$49,736,459

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2025, the Company adopted ASU 2023-07 and reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) September 30, 2025 or ii) the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering. As of December 31, 2025 and December 31, 2024, nil and $264,942 was borrowed by the Company under the promissory note, respectively. As of December 31, 2025, the promissory note was paid off and no amounts were owed under the note.

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

As of the issuance date of the financial statements, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, administrative support services expense of $120,000 was recognized.

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

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 4% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. For avoidance of doubt, the deferred underwriting commission will be calculated on the basis of and paid out of funds available in the Trust Account after payments made out of Trust Account to honor redemption rights of the Public Shareholders.

In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the Initial Public Offering. At an extraordinary general meeting held on January 9, 2026, the shareholders of the Company approved: (i)by special resolution, the adoption of the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Second A&R M&A”), which extends the date by which the Company must consummate an initial business combination from January 16, 2026 to January 16, 2027.

Note 7 - Shareholder’s Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, 220,000 and nil of Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, the Company issued 1,437,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.017 per share. The Initial Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of the issuance of this report, the over-allotment option was expired and no over-allotment was exercised. Prior to the closing of initial business combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors. Holders of public shares will not be entitled to vote on such matters during such time. These provisions of amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% of such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or by way of unanimous written resolution.

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

Rights

As of December 31, 2025, there were 5,000,000 public rights and 220,000 private rights include in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-seventh (1/7) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

RIBBON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 9 - Subsequent Events

On January 9, 2026, the Company held a special meeting of shareholders, in connection with which holders of 1,436,867 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds held in the Company’s trust account. As a result, an aggregate amount of approximately $14,937,326 (approximately $10.395761 per share) was withdrawn from the trust account to pay such redeeming shareholders.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, except for the events mentioned in Note 1 and Note 6, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.