Form 10-K/A
period 2025-12-31
Ribbon Acquisition Corp.
filed 2026-04-24
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of March 31, 2026, there were 4,793,446 ordinary shares, par value $0.0001 per share, issued and outstanding.

Ribbon Acquisition Corporation

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Ribbon Acquisition Corporation (the “Company”) for the fiscal year ended December 31, 2025, as originally filed with the Securities and Exchange Commission on March 31, 2026 (the “Original Filing”).

This Amendment is being filed solely to include the Company’s Clawback Policy as Exhibit 97.1 to the Original Filing.

No other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures contained in the Original Filing in any way other than as described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following Exhibits are filed as part of this Amendment:

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated January 14, 2025, by and between the Company and A.G.P./Alliance Global Partners, as representative of the underwriters named therein
3.1*	Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2**	Specimen Ordinary Shares Certificate
4.3**	Specimen Rights Certificate
4.4*	Rights Agreement by and between Odyssey Trust Company and the Registrant
5.1***	Opinion of Sichenzia Ross Ference Carmel LLP
5.2***	Opinion of Ogier
10.1*	Letter Agreement among the Registrant and the Sponsor, Officers, and Directors
10.2*	Investment Management Trust Agreement by and between Odyssey Trust Company and the Registrant
10.3*	Registration Rights Agreement by and between the Registrant and Insiders
10.4*	Form of Private Units Purchase Agreement between the Registrant and the Sponsor
10.5*	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company
10.6*	Administrative Services Agreement
10.7**	Securities Subscription Agreement, as amended, between the Registrant and Ribbon Investment Company Ltd
10.8**	Amended and Restated Promissory Note, dated August 13, 2024, issued to the Sponsor
14.1****	Code of Ethics
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1****	Clawback Policy
101.INS****	Inline XBRL Instance Document.
101.SCH****	Inline XBRL Taxonomy Extension Schema Document.
101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104****	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 14, 2025.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on August 28, 2024.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on January 8, 2025.
****	Filed herewith

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

Signature	Title	Date

/s/ Angshuman (Bubai) Ghosh	Chief Executive Officer and Chairman	April 23, 2026
Mr. Angshuman (Bubai) Ghosh	(Principal Executive Officer)

/s/ Zhiyang (Anna) Zhou	Chief Financial Officer	April 23, 2026
Zhiyang (Anna) Zhou	(Principal Accounting and Financial Officer)

2