Form 10-Q
period 2026-03-31
Ribbon Acquisition Corp.
filed 2026-05-15
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of March 31, 2026, there were 5,013,446 ordinary shares, par value $0.0001 per share, issued and outstanding.

Ribbon Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

RIBBON ACQUISITION CORP.
BALANCE SHEET

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,878	$11,497
Prepaid expense	19,664	39,332
Total Current Assets	21,542	50,829

Cash and marketable securities held in the trust	37,716,530	51,948,314

Total Assets	$37,738,072	$51,999,143

Liabilities
Current liabilities
Accrued expenses	$240,502	$192,002
Other payable	415,000	415,000
Promissory note - related party	375,000	-
Total current liabilities	1,030,502	607,002

Deferred Underwriting Commission	2,000,000	2,000,000

Total liabilities	3,030,502	2,607,002

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 3,563,133 shares subject to possible redemption as of March 31, 2026	35,062,690	49,736,459

Commitment and contingencies (Note 6)

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 220,000 issued and outstanding (excluding 3,563,133 shares subject to redemption) as of March 31, 2026 and December 31, 2025	22	22
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,250,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	125	125
Accumulated deficit	(355,267)	(344,465)
Total shareholder’s deficit	(355,120)	(344,318)
Total liabilities and shareholder’s deficit	$37,738,072	$51,999,143

The accompanying notes are an integral part of the unaudited financial statements.

RIBBON ACQUISITION CORP.
UNAUDITED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025

Administrative fee	$77,786	$185,401
Total operating expenses	77,786	185,401

Loss from Operations	(77,786)	(185,401)

Income earned on marketable securities held in Trust Account	330,541	421,257

Net income	252,755	235,856

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,818,576	4,111,111
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.07	0.12

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,470,000	1,470,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.00)	$(0.19)

The accompanying notes are an integral part of the unaudited financial statements.

RIBBON ACQUISITION CORP.
UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Total Shareholder’s
	Shares	Amount	Shares (1)	Amount	Paid-In Capital	(Deficit) Equity	Equity (Deficit)
Balance as of December 31, 2024	-	$-	1,250,000	$125	$24,875	$(10,305)	$14,695
Sale of private placement units	220,000	22	-	-	2,199,978	-	2,200,000
Issuance of public rights, net of issuance costs	-	-	-	-	2,614,906	-	2,614,906
Net income	-	-	-	-	-	235,856	235,856
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,268,367)	-	(1,268,367)
Balance as of March 31, 2025	220,000	22	1,250,000	125	3,571,392	225,551	3,797,090

Balance as of December 31, 2025	220,000	$22	1,250,000	$125	$-	$(344,465)	$(344,318)
Net income	-	-	-	-	-	252,755	252,755
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(263,557)	(263,557)
Balance as of March 31, 2026	220,000	$22	1,250,000	$125	$-	$(355,267)	$(355,120)

The accompanying notes are an integral part of the unaudited financial statements.

RIBBON ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities
Net income	$252,755	$235,856
Adjustments to reconcile net income to net cash used in operating activities
Income earned on marketable securities held in Trust Account	(330,541)	(421,257)
Changes in operating assets and liabilities
Accrued expenses	48,499	69,507
Prepaid expense	19,668	(59,000)
Net cash used in operating activities	(9,619)	(174,894)

Cash Flows from Investing Activity
Purchase of marketable securities held in Trust Account	-	(50,000,000)
Cash deposited into Trust Account	(375,000)	-
Cash withdrawn from Trust Account to public stockholder redemption	(14,937,326)	-
Net cash used in investing activity	(15,312,326)	(50,000,000)

Cash Flows from Financing Activities
Repayment of promissory note to related party	-	(274,941)
Proceeds from promissory note to related party	375,000	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	49,000,000
Proceeds from ordinary shares issued in private placement	-	2,200,000
Cash withdrawn from Trust Account to public stockholder redemption	14,937,326	-
Payment of deferred offering costs	-	(214,143)
Net cash provided by financing activities	15,312,326	50,710,916

Net change in cash	(9,619)	536,022
Cash at the beginning of the period	11,497	-
Cash at the end of the period	$1,878	$536,022

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offerings costs and expenses	$-	$9,000
Deferred offering costs paid by Sponsor under the promissory note-related party	$-	$10,000
Accretion of ordinary shares subject to redemption value	$263,557	$1,268,367

The accompanying notes are an integral part of the unaudited financial statements.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2026, the Company had not commenced any operations. All activity through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Extension Meetings

At an extraordinary general meeting (“Special Meeting”) held on January 9, 2026, the shareholders of the Company approved: (i)by special resolution, the adoption of the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Second A&R M&A”), which extends the date by which the Company must consummate an initial business combination from January 16, 2026 to January 16, 2027, and to provide for a monthly extension payment of $125,000 to be deposited into the trust account for each monthly extension period.

In connection with the Special Meeting, holders of 1,436,867 public Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account, for an aggregate redemption amount of $14,937,326, representing a per-share redemption price of approximately $10.40.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

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

Extension Payments

On March 7, 2026, the Company issued a promissory note (the “Note”) in the principal amount of $600,000 to Ribbon Investment Company Ltd, a shareholder of the Company’s sponsor.

The Note does not bear interest and is payable promptly following the consummation of the Company’s initial business combination. The Note may be prepaid at any time without penalty. The Sponsor has agreed to waive any claim against the funds held in the Company’s trust account established in connection with the Company’s initial public offering and will not seek repayment from the trust account.

On January 14, 2026, February 17, 2026, March 17, 2026 and April 14, 2026, an aggregate of $500,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved monthly extension of the period the Company has to consummate its initial business combination.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Going Concern Consideration

As of March 31, 2026, the Company had a working capital deficit of $1,008,960, net cash used in operating activities of $9,619 and accumulated deficit of $355,267.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. Cash was $1,878 and $11,497 as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $37,716,530 and $51,948,314, respectively, in cash held in the Trust Account.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net income	$252,755	$235,856
Less: Accretion of redeemable ordinary shares subject to redemption value	(263,557)	(1,268,367)
Net loss including accretion of redeemable ordinary shares to redemption value	(10,802)	(1,032,511)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(7,799)	$(3,003)
Accretion of initial measurement of ordinary shares subject to redemption value	263,557	-
Allocation of net income (loss)	$255,758	$(3,003)
Denominators:
Weighted-average ordinary shares outstanding	3,818,576	1,470,000

Basic and diluted net income (loss) per share	$0.07	$(0.00)

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

For the three months ended March 31, 2026, the Company recorded accretion of ordinary share subject to redemption value of $263,557.

As of March 31, 2026, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$50,000,000
Less:
Proceeds allocated to public rights	(2,812,492)
Allocation of offering costs related to redeemable shares	(3,315,186)
Redemption	(14,937,326)
Plus:
Accretion of carrying value to redemption value	6,127,694
Ordinary shares subject to possible redemption	$35,062,690

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On March 7, 2026, the Company issued a promissory note (the “Note”) in the principal amount of $600,000 to Ribbon Investment Company Ltd, a shareholder of the Company’s sponsor.

The Note does not bear interest and is payable promptly following the consummation of the Company’s initial business combination. The Note may be prepaid at any time without penalty. The Sponsor has agreed to waive any claim against the funds held in the Company’s trust account established in connection with the Company’s initial public offering and will not seek repayment from the trust account.

On January 14, 2026, February 17, 2026, March 17, 2026 and April 14, 2026, an aggregate of $500,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved monthly extension of the period the Company has to consummate its initial business combination.

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

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, administrative support services expense of $150,000 was recognized.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 7 - Shareholder’s Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, 220,000 and 220,000 of Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, the Company issued 1,437,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.017 per share. The Initial Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of the issuance of this report, the over-allotment option was expired and no over-allotment was exercised. Prior to the closing of initial business combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors. Holders of public shares will not be entitled to vote on such matters during such time. These provisions of amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% of such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or by way of unanimous written resolution.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Rights

As of March 31, 2026, there were 3,563,133 public rights and 220,000 private rights include in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-seventh (1/7) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

RIBBON ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, except for the events mentioned in Note 1 and Note 5, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On June 30, 2025, the Company entered into a Business Combination Agreement with DRC Medicine Inc., DRC Medicine Ltd. and DRC Merger Inc. in connection with the proposed business combination previously disclosed by the Company. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the terms of that agreement.

On January 9, 2026, the Company’s shareholders approved amendments to extend the date by which the Company must consummate its initial business combination from January 16, 2026 to January 16, 2027 and to amend the Investment Management Trust Agreement to provide for monthly extension payments of $125,000 to be deposited into the trust account for each monthly extension period. The shareholders also approved the removal of the provision permitting the Company to withdraw up to $100,000 of interest earned on the trust account to pay dissolution expenses. In connection with the January 9, 2026 special meeting, holders of 1,436,867 public shares exercised their right to redeem such shares. In addition, the Company’s Second Amended and Restated Memorandum and Articles of Association became effective on January 23, 2026.

On March 7, 2026, the Company issued a promissory note in the principal amount of $600,000 to Ribbon Investment Company Ltd. The note is non-interest bearing and is payable promptly following the consummation of the Company’s initial business combination.

On January 14, 2026, February 17, 2026 and March 17, 2026, an aggregate of $375,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved monthly extension of the period the Company has to consummate its initial business combination.

Subsequent to quarter end, the Company continued to seek shareholder approval of a proposed amendment to the Investment Management Trust Agreement that would revise the monthly contribution payable in connection with each one-month extension to a maximum of $50,000 per month. The extraordinary general meeting relating to that proposal was adjourned multiple times, including to April 13, 2026 and then to September 14, 2026. On April 14, 2026, the Company deposited an additional $125,000 into the trust account in connection with another previously approved monthly extension.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 17, 2024 (inception) through March 31, 2026 have been organizational activities, those necessary to consummate the IPO, and, following the IPO, activities relating to the identification and evaluation of prospective targets for an initial business combination. Since entering into the Business Combination Agreement on June 30, 2025, our activities have been primarily focused on consummating the proposed business combination with DRC Medicine. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net income of $252,755, which consisted of operating expenses of $77,786 and income earned on marketable securities held in Trust Account of $330,541.

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

As of March 31, 2026, we had a working capital deficit of $1,008,960 and net cash used in operating activities of $607,002.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of its initial business combination. On January 9, 2026, the Company’s shareholders approved amendments extending the date by which the Company must consummate its initial business combination from January 16, 2026 to January 16, 2027. The Company may seek to fund its working capital needs through additional borrowings from its Sponsor or its affiliates, including the $600,000 promissory note issued to Ribbon Investment Company Ltd. on March 7, 2026. There can be no assurance that the Company’s plans to consummate an initial business combination will be successful within the prescribed time period or that additional financing will be available on acceptable terms, or at all. Accordingly, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the initial business combination or the date the Company is required to liquidate. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2026

Ribbon Acquisition Corporation

By:	/s/ Angshuman (Bubai) Ghosh
Name:	Angshuman (Bubai) Ghosh
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Ribbon Acquisition Corporation

By:	/s/ Zhiyang (Anna) Zhou
Name:	Zhiyang (Anna) Zhou
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)