Form 10-Q
period 2026-06-30
Ribbon Acquisition Corp.
filed 2026-08-14
CIK 2035016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 5,013,446 ordinary shares, par value $0.0001 per share, issued and outstanding.

Ribbon Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

RIBBON ACQUISITION CORP.
BALANCE SHEET

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$669	$11,497
Deferred offering costs	75,000	-
Prepaid expense	-	39,332
Total Current Assets	75,669	50,829

Cash and marketable securities held in the trust	38,410,540	51,948,314

Total Assets	$38,486,209	$51,999,143

Liabilities
Current liabilities
Accrued expenses	$248,502	$192,002
Other payable	646,800	415,000
Promissory note - related party	902,938	-
Total current liabilities	1,798,240	607,002

Deferred Underwriting Commission	2,000,000	2,000,000

Total liabilities	3,798,240	2,607,002

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 3,563,133 shares subject to possible redemption as of June 30, 2026	35,062,690	49,736,459

Commitment and contingencies (Note 6)

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 220,000 issued and outstanding (excluding 3,563,133 shares subject to redemption) as of June 30, 2026 and December 31, 2025	22	22
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,250,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	125	125
Accumulated deficit	(374,868)	(344,465)
Total shareholder’s deficit	(374,721)	(344,318)
Total liabilities and shareholder’s deficit	$38,486,209	$51,999,143

The accompanying notes are an integral part of the unaudited financial statements.

RIBBON ACQUISITION CORP.
UNAUDITED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Administrative fee	$338,611	$242,894	$416,397	$428,295
Total operating expenses	338,611	242,894	416,397	428,295

Loss from Operations	(338,611)	(242,894)	(416,397)	(428,295)

Income earned on marketable securities held in Trust Account	319,010	514,191	649,551	935,448

Net (loss) income	(19,601)	271,297	233,154	507,153

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,563,133	5,000,000	3,690,149	4,558,011
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.02	0.11	0.07	0.23

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,470,000	1,470,000	1,470,000	1,470,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.06)	$(0.19)	(0.01)	(0.38)

The accompanying notes are an integral part of the unaudited financial statements.

RIBBON ACQUISITION CORP.
UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Total Shareholder’s
	Shares	Amount	Shares (1)	Amount	Paid-In Capital	(Deficit) Equity	Equity (Deficit)
Balance as of December 31, 2024	-	$-	1,250,000	$125	$24,875	$(10,305)	$14,695
Sale of public units through public offering	5,000,000	500	-	-	49,999,500	-	50,000,000
Sale of private placement units	220,000	22	-	-	2,199,978	-	2,200,000
Reclassification of Common Stock Subject to Redemption	(5,000,000)	(500)	-	-	(49,999,500)	-	(50,000,000)
Issuance of public rights, net of issuance costs	-	-	-	-	2,614,906	-	2,614,906
Net income	-	-	-	-	-	507,153	507,153
Accretion of ordinary shares subject to redemption value	-	-	-	-	(2,800,290)	-	(2,800,290))
Balance as of June 30, 2025	220,000	22	1,250,000	125	2,039,469	496,848	2,536,464

Balance as of December 31, 2025	220,000	$22	1,250,000	$125	$-	$(344,465)	$(344,318)
Net income	-	-	-	-	-	233,154	233,154
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(263,557)	(263,557)
Balance as of June 30, 2026	220,000	$22	1,250,000	$125	$-	$(374,868)	$(374,721)

The accompanying notes are an integral part of the unaudited financial statements.

RIBBON ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities
Net income	$233,154	$507,153
Adjustments to reconcile net income to net cash used in operating activities
Income earned on marketable securities held in Trust Account	(649,551)	(935,448)
Changes in operating assets and liabilities
Accrued expenses	56,500	69,007
Other payable	231,800	-
Prepaid expense	39,331	(59,000)
Net cash used in operating activities	(88,766)	(418,288)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	-	(50,000,000)
Cash deposited into Trust Account	(750,000)	-
Cash withdrawn from Trust Account to public stockholder redemption	(14,937,326)	-
Net cash used in investing activities	(15,687,326)	(50,000,000)

Cash Flows from Financing Activities
Repayment of promissory note to related party	-	(274,941)
Proceeds from promissory note to related party	902,938	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	49,000,000
Proceeds from ordinary shares issued in private placement	-	2,200,000
Cash withdrawn from Trust Account to public stockholder redemption	14,937,326	-
Payment of deferred offering costs	(75,000)	(214,143)
Net cash provided by financing activities	15,765,264	50,710,916

Net change in cash	(10,828)	292,628
Cash at the beginning of the period	11,497	-
Cash at the end of the period	669	292,628

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offerings costs and expenses	$-	$9,000
Deferred offering costs paid by Sponsor under the promissory note-related party	$-	$10,000
Accretion of ordinary shares subject to redemption value	$263,557	$2,800,290

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

As of June 30, 2026, the Company had not commenced any operations. All activity through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and, following the Initial Public Offering, activities relating to the proposed Business Combination with DRC Medicine Ltd. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company has until January 16, 2027 (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company’s initial shareholders have agreed to waive their rights to share in any distribution from the trust account with respect to their initial shares upon our winding up, liquidation and subsequent dissolution.

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the Combination Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination.

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

From January 14, 2026 to July 15, 2026, a monthly deposit of $125,000, aggregating to a total of $875,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved monthly extension of the period the Company has to consummate its initial business combination.

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

Going Concern Consideration

As of June 30, 2026, the Company had a working capital deficit of $1,797,571 and accumulated deficit of $374,868. For the six months ended June 30, 2026, the Company had a net cash used in operating activities of $88,766.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until January 16, 2027 to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. Cash was $669 and $11,497 as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $38,410,540 and $51,948,314, respectively, in cash held in the Trust Account.

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

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net (loss) income	$(19,601)	$271,297	$233,154	$507,153
Less: Accretion of redeemable ordinary shares subject to redemption value	(263,557)	(1,531,923)	(263,557)	(2,800,290)
Net loss including accretion of redeemable ordinary shares to redemption value	(283,158)	(1,260,626)	(30,403)	(2,293,137)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(200,457)	$(82,701)	$(21,742)	$(8,661)
Accretion of initial measurement of ordinary shares subject to redemption value	263,557	-	263,557	-
Allocation of net income (loss)	$63,100	$(82,701)	$241,815	$(8,661)
Denominators:
Weighted-average ordinary shares outstanding	3,563,133	1,470,000	3,690,149	1,470,000

Basic and diluted net income (loss) per share	$0.02	$(0.06)	$0.07	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

RIBBON ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

For the six months ended June 30, 2026, the Company recorded accretion of ordinary share subject to redemption value of $263,557.

As of June 30, 2026, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

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

From January 14, 2026 to July 15, 2026, a monthly deposit of $125,000, aggregating to a total of $875,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved monthly extension of the period the Company has to consummate its initial business combination.

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

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2026, administrative support services expense of $60,000 was recognized.

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

In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. At an extraordinary general meeting held on January 9, 2026, the shareholders of the Company approved: (i)by special resolution, the adoption of the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Second A&R M&A”), which extends the date by which the Company must consummate an initial business combination from January 16, 2026 to January 16, 2027.

Nasdaq Listing Compliance

On June 4, 2026, the Company received a staff determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that Nasdaq had determined to delist the Company’s securities due to the Company’s failure to pay certain fees required under Nasdaq Listing Rule 5250(f). The Company’s past due fee balance totaled $75,000.

On June 9, 2026, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq Listing Rule 5250(f) following payment of the past due fee balance. Accordingly, the matter was resolved, and the Company was in compliance with all applicable Nasdaq continued listing requirements as of June 30, 2026.

Note 7 - Shareholder’s Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, 220,000 and 220,000 of Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, the Company issued 1,437,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.017 per share. The Initial Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of the issuance of this report, the over-allotment option was expired and no over-allotment was exercised. Prior to the closing of initial business combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors. Holders of public shares will not be entitled to vote on such matters during such time. These provisions of amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% of such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or by way of unanimous written resolution.

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

Rights

As of June 30, 2026, there were 3,563,133 public rights and 220,000 private rights include in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-seventh (1/7) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

On July 14, 2026, an aggregate of $125,000 was deposited into the Trust Account of the Company for the benefit of its public shareholders, which enabled the Company to further extend the period of time it has to consummate its initial Business Combination by one month, from July 15, 2026 to August 15, 2026.

Based upon this review, except for the events mentioned in Notes 1 and 5 and the event described above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

On January 14, 2026, February 17, 2026, March 17, 2026, April 14, 2026, May 15, 2026, and June 10, 2026, an aggregate of $750,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved monthly extension of the period the Company has to consummate its initial business combination.

Subsequent to quarter end, the Company continued to seek shareholder approval of a proposed amendment to the Investment Management Trust Agreement that would revise the monthly contribution payable in connection with each one-month extension to a maximum of $50,000 per month. The extraordinary general meeting relating to that proposal was adjourned multiple times, including to April 13, 2026 and then to September 14, 2026. On July 14, 2026, the Company deposited an additional $125,000 into the trust account in connection with another previously approved monthly extension.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 17, 2024 (inception) through June 30, 2026 have been organizational activities, those necessary to consummate the IPO, and, following the IPO, activities relating to the identification and evaluation of prospective targets for an initial business combination. Since entering into the Business Combination Agreement on June 30, 2025, our activities have been primarily focused on consummating the proposed business combination with DRC Medicine. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net loss of $19,601, which consisted of operating expenses of $338,611 and income earned on marketable securities held in Trust Account of $319,010.

For the six months ended June 30, 2026, we had a net income of $233,154, which consisted of operating expenses of $416,397 and income earned on marketable securities held in Trust Account of $649,551.

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

As of June 30, 2026, we had a working capital deficit of $1,797,571 and net cash used in operating activities of $88,766.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2026

Ribbon Acquisition Corporation

By:	/s/ Angshuman (Bubai) Ghosh
Name:	Angshuman (Bubai) Ghosh
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Ribbon Acquisition Corporation

By:	/s/ Zhiyang (Anna) Zhou
Name:	Zhiyang (Anna) Zhou
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)